Form 10-K/A
period 2021-12-31
Entera Bio Ltd.
filed 2022-04-29
CIK 1638097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to     .

Commission file number 001-38556

Entera Bio Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Israel	Not applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of April 28, 2022, the registrant had 28,804,411 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

The registrant’s auditor is Kesselman & Kesselman, Tel-Aviv, Israel  (PCAOB ID 1309)

EXPLANATORY NOTE

Entera Bio Ltd. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2022 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

ii

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers as of the date of this Amendment No. 1 and their respective ages, positions and biographies are set forth below.

Name	Age	Position
Executive Officers
Dr. Spiros Jamas	61	Chief Executive Officer
Ramesh Ratan	72	U.S.-based Chief Financial Officer
Dana Yaacov-Garbeli	38	Israel-based Chief Financial Officer
Dr. Phillip Schwartz (5)	60	President of Research and Development and Director
Dr. Hillel Galitzer	43	Chief Operating Officer
Dr. Arthur Santora	71	Chief Medical Officer
Non-Employee Directors
Gerald Lieberman(1) (2)	75	Director, Chairman of the Board of Directors
Dr. Roger J. Garceau (5)	68	Director, Chairman of the Scientific Advisory Committee
Ron Mayron(1) (2)	59	Director, Chairman of the Compensation Committee
Miranda J. Toledano (1) (2) (3) (5)	45	Director, Chairwomen of the Audit Committee
Gerald M. Ostrov(1) (2) (3)	72	Director
Sean Ellis(1) (3) (4)	47	Director
Yonatan Malca (1) (4) (5)	55	Director, Chairman of the Corporate Governance and Nomination Committee

(1) Independent in accordance with SEC regulations and Nasdaq rules requirements applicable to us.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.
(4) Member of the Nomination and Corporate Governance Committee.
(5) Member of the Scientific Advisory Committee.

Executive Officers

Dr. Spiros Jamas has served as our Chief Executive Officer, or CEO, since January 4, 2021. Dr. Jamas also served as a Director from January 2021 until October 4, 2021. Dr. Jamas is a biotech entrepreneur with over 30 years of senior management experience in the biopharmaceutical industry. He has served as CEO and/or founder of multiple high growth, innovation-driven companies including: as founding CEO of AOBiome Therapeutics, Inc. from 2013 to 2019, as CEO and Director of Tempero Pharmaceuticals, Inc. from 2008 to 2012, as CEO and Director of Enanta Pharmaceuticals, Inc. (NASDAQ: ENTA) from 2001 to 2004 and as CEO and Director of Alpha-Beta Technology, Inc. from 1988 to 1999. He has assembled high-performance teams to grow these organizations and led first-in-class R&D programs from early discovery through Investigative New Drug Application (IND) submissions and into advanced clinical development. As founding CEO of AOBiome, he created a leading skin microbiome company that launched the breakthrough skin probiotic AO+ Mist and Mother Dirt Consumer Brand and led the effort to file six IND’s. At Enanta he led the initiation of the Hepatitis C drug development program. Over the course of his career, Dr. Jamas has raised over $300 million in funding from a variety of sources including public and private equity and debt. In addition to his significant experience in building biopharma companies, Dr. Jamas was the Global Healthcare Analyst in the Global Fundamental Strategies group at State Street Global Advisors, the world’s second largest asset management firm. He is an author and co-inventor on numerous papers and patents. Dr. Jamas holds a Doctor of Science in Biotechnology from M.I.T., a M.Sc. also from M.I.T. and a B.Sc. in Chemical Engineering from UMIST, England

Mr. Ramesh Ratan was appointed as our US-based Chief Financial Officer, or US CFO, in April 2021. Mr. Ratan has 40 years of experience at biomedical, technology, and Fortune 500 companies in senior, executive, vice president, and C-level positions. From April 2015 and until June 2019, Mr. Ratan was CFO, Head of Manufacturing, and Corporate Secretary at AOBiome. He served as CFO at Xcellerex, Enanta Pharmaceuticals, Repligen, and held positions at Bristol-Myers Squibb, American Superconductor, and Equinox Solutions. As CFO, he raised over $300 million and negotiated numerous value enhancing strategic alliances and corporate transactions. In operations and manufacturing roles, Mr. Ratan was instrumental in implementing GMP, scaling up, and improving efficiencies. Mr. Ratan holds a degree in Electrical Engineering (BS) from Madhav Engineering College, Gwalior India.

Dana Yaacov-Garbeli has served as our Israel-based Chief Financial Officer since June 2019. Ms. Yaacov-Garbeli is currently a partner at A2Z Finance Ltd, where she serves as an outsourced CFO to both private and publicly traded companies and provides additional consulting and accounting services. Ms. Yaacov-Garbeli previously served at PricewaterhouseCoopers Israel, including a short secondment to PricewaterhouseCoopers New York as a Senior Manager on audits of both public and privately held multi-national companies based in Israel, US and Europe, mainly in the pharmaceutical and biotech sectors. Ms. Yaacov-Garbeli holds a B.A in accounting and business management and an MBA in financial management from The College of Management and Academic studies. Ms. Yaacov-Garbeli is a Certified Public Accountant in Israel.

Dr. Phillip Schwartz has served as our President of Research and Development since August 2019, and as a director since our inception in 2010. Dr. Schwartz previously served as our CEO from our inception in 2010 to August 2019.  Dr. Schwartz has more than 20 years of biotech and pharmaceutical industry experience. He previously served as the manager of clinical affairs at Endo Pharmaceuticals plc from 2005 to 2010 and at Serono from 2002 to 2005, and held multiple positions in medical affairs, business development and clinical trial development at each of Endo Pharmaceuticals plc and Serono. He has also worked as an external consultant for a number of venture capital firms. Additionally, Dr. Schwartz has consulted privately and served as an associate of Health Advances, LLC for more than 20 large biotech and pharmaceutical companies from 2000 to 2002. He has multiple publications in tier one peer-reviewed journals and has presented papers at numerous international conferences. He has also worked in the neurobiology laboratory of Nobel Laureate Professor Torsten Wiesel of the Rockefeller University. Dr. Schwartz holds a B.A. in psychology and architecture from Columbia University, an M.Sc. in immunology while studying under Professor Irun Cohen at the Weizmann Institute, and a Ph.D. in neurobiology/development/oncology from Harvard Medical School. In addition to his scientific training, Dr. Schwartz completed numerous clinical courses as part of his program at Harvard Medical School. After completing his Ph.D., Dr. Schwartz was a fellow in pediatric oncology at the Dana Farber Cancer Institute and an officer of Harvard University Medical School.

Dr. Hillel Galitzer has served as our Chief Operating Officer since February 2014, prior to which he served as our Director of Scientific Development from July 2012. Dr. Galitzer has more than ten years of experience in medical research and molecular biology. Between August 2010 and February 2014, Dr. Galitzer was an analyst and the chief operating officer for Hadasit Bio Holdings Ltd., a publicly traded company on the Tel Aviv Stock Exchange (TASE: HDST) and OTC markets. He has more than 10 years of experience in medical research and molecular biology. He is the co-founder and former chief operating officer of Optivasive Inc. He has written numerous publications in peer-reviewed journals and has lectured and presented in international conferences and universities. Dr. Galitzer received his Ph.D. from the Hebrew University Medical School in Jerusalem, where he was mentored by two world renowned researchers in the areas of parathyroid hormone and calcium regulation, his M.B.A. from Bar Ilan University in Israel and his B.Med.Sc. from the Hebrew University Medical School in Jerusalem.

Dr. Arthur Santora has served as our Chief Medical Officer since September 2018. Dr. Santora has more than 30 years of experience in the biopharmaceutical industry. He spent the majority of his career in the clinical research team at Merck & Co., Inc., from June 1989 to March 2017, where he was the lead clinical research physician responsible for much of the clinical development of Fosamax® (alendronate sodium), one of the world’s most prescribed osteoporosis treatments. He was closely involved in the clinical development of Merck’s once-weekly Fosamax Plus D (alendronate sodium/ vitamin D3 combination tablets), the first drug/vitamin combination tablet in the US. His position at Merck immediately prior to his termination of services in 2017 was Scientific Associate Vice President of Clinical Research, where he was directly responsible for the technical and scientific support for all clinical research of Fosamax/Fosamax plus D and contributed to the development of many other osteoporosis and endocrine marketed and investigational drugs. Prior to joining Merck, he served as a Medical Officer at the US FDA and subsequently was a faculty member at Wayne State University Medical School in Detroit. Dr. Santora is a Clinical Associate Professor at the clinical faculty of Rutgers Robert Wood Johnson Medical School in New Brunswick, New Jersey. He has graduate training in Internal Medicine at Emory, and its Endocrinology and Metabolism subspecialty at the NIH in Bethesda. Dr. Santora received his M.D. and Ph.D. in biochemistry from Emory University in Atlanta.

Non-Employee Directors

Gerald Lieberman Mr. Lieberman has served as a member of our Board of Directors (the “Board”) since April 2014 and became our Chairman in July 2019. Mr. Lieberman is also a member of the board of directors of Teva Pharmaceutical Industries Ltd. (NYSE and TASE: TEVA), a global leader in pharmaceuticals and the world’s largest generic drug developer and manufacturer, where he chairs the Audit Committee and serves on both the Human Resources and Compensation Committee and the Finance Committee. He also serves as a member of the Board of Directors of DosenRx, Ltd., a Digital health company that has developed a personalized, patient-controlled device for delivering medication. He is also currently a special advisor at Reverence Capital Partners, a private investment firm focused on the middle-market financial services industry. From 2000 to 2009, Mr. Lieberman was an executive at Alliance Bernstein L.P., where he served as President and Chief Operating Officer from 2004 to 2009, as Chief Operating Officer from 2003 to 2004 and as Executive Vice President, Finance and Operations from 2000 to 2003. From 1998 to 2000, he served as Senior Vice President, Finance and Administration at Sanford C. Bernstein & Co., Inc., until it was acquired by Alliance Capital in 2000, forming Alliance Bernstein L.P. Prior to that, he served in various executive positions at Fidelity Investments and at Citicorp. Prior to joining Citicorp he was a certified public accountant with Arthur Andersen. He previously served on the board of directors of Forest Laboratories, LLC from 2011 to 2014, Computershare Ltd. from 2010 to 2012 and Alliance Bernstein L.P. from 2004 to 2009. Mr. Lieberman received a B.S. Beta Gamma Sigma with honors in business from the University of Connecticut.  Our Board believes that Mr. Lieberman is qualified to serve as director based upon his experience on boards of other pharmaceutical companies and his years of experience working with healthcare and pharmaceutical companies.

Dr. Roger J. Garceau has served as a member of our Board since March 2016. From December 2016 to December 2021, Dr. Garceau served as our Chief Development Advisor. From August 2020 to January 4, 2021, Dr. Garceau served as our interim CEO. Dr. Garceau has more than 30 years of broad pharmaceutical industry experience. He has been a director of Enterome SA since December 2016, and a director of ArTara Therapeutics since January 2019. Prior to joining Entera, Dr. Garceau served as Chief Medical Officer and Executive Vice President of NPS Pharmaceuticals, Inc. since December 2008 and January 2013 respectively, until February 2015, when NPS Pharmaceuticals, Inc., then traded on Nasdaq, was acquired by Shire plc. (NASDAQ: SHPG). Previously, Dr. Garceau served in several managerial positions with Sanofi-Aventis (NYSE: SNY) from 2002 until 2008, and Pharmacia Corporation from 1986 until 2002. Dr. Garceau is a board-certified pediatrician and is a Fellow of the American Academy of Pediatrics. Dr. Garceau holds a B.S. in Biology from Fairfield University in Fairfield, Connecticut and an M.D. from the University of Massachusetts Medical School. Our Board believes that Dr. Garceau is qualified to serve as director based upon his experience with the Company and his years of experience working with healthcare and pharmaceutical companies.

Ron Mayron has served as a member of our Board since April 2021 and is a global healthcare specialist who serves on the boards of numerous public and privately held pharma and medical device companies in Israel, including DNA BioMedical Solutions, Innocan Pharma, and IceCure Medical. His prior executive experience includes several leadership positions culminating in CEO of Teva Israel & Africa from 2009 until 2013 and CEO of S.L.E from 1999 and until 2007. His expertise within healthcare includes M&A, integration and implementation, global business development, global operations, and supply chain management. He earned a B.Sc. from Ben-Gurion University, and an MBA from the University of Tel Aviv, and attended several programs at Insead University Fontainebleu, France and the Massachusetts Institute of Technology, Boston. Our Board believes that Mr. Mayron is qualified to serve as a director based upon his pharmaceutical industry experience in multiple capacities from operations to chief executive positions as well as his experience on multiple boards of pharmaceutical and medical device companies in Israel.

Miranda J. Toledano has served as a member of our Board since September 2018. Ms. Toledano has over 20 years of strategic C-level leadership, principal investment and Wall Street/ capital market experience in the biotech sector. Since its founding in 2018, she served as Chief Operating Officer, Chief Financial Officer and Director of TRIGR Therapeutics, an oncology focused, clinical stage bispecific antibody company acquired by Compass Therapeutics (Nasdaq: CMPX) in June 2021. Previously, Ms. Toledano served a short term on the executive management team of Sorrento Therapeutics (Nasdaq: SRNE) as EVP Strategy/Corporate Development where she helped drive the Company’s hematology/oncology (IO mAbs, ADC), cellular therapy (CD-38 CAR-T, oncolytic virus) and pain franchises. From 2012 to 2016, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co. (acquired by B. Riley FBR & Co.), where she completed biotech equity financings (IPO, ATM, follow-on) totaling over $4 billion in aggregate value. From 2004 until 2010, Ms. Toledano served as VP in the investment group of Royalty Pharma (Nasdaq: RPRX), where she focused on oncology/hematology and auto-immune monoclonal antibody investments.  Ms. Toledano currently serves as a member of the Board of Directors of Compass Therapeutics (Nasdaq: CMPX), Journey Medical (Nasdaq: DERM), Entera Bio (Nasdaq: ENTX) and NEXGEL (Nasdaq: NXGL).  From 1998 to 2003, Ms. Toledano led the Life Sciences Corporate Finance group at Ernst & Young (Israel). Ms. Toledano holds a BA in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.   Our Board believes that Ms. Toledano is qualified to serve as a director based upon her pharmaceutical industry experience as an executive as well as her experience on boards of multiple pharmaceutical companies.

Gerald M. Ostrov has served as a member of our Board since January 2019. Mr. Ostrov consults and invests in new technologies in the medical device and consumer products fields. Mr. Ostrov currently serves on the board of directors of several privately held companies, including Mother’s Choice, a natural products company working with industry giants, Addon Optics, an innovative technology company, and Nuvo, a developer of next generation baby and mother health monitoring for both hospital and home use. From 2008 to 2010, he served as Chairman and CEO of Bausch & Lomb. There Mr. Ostrov led the stabilization, streamlining and pipeline building of Bausch & Lomb following its going-private transaction. From 1998 until 2006, Mr. Ostrov very successfully served as Company Group Chairman for Johnson & Johnson’s Worldwide Vision Care businesses. From 1991 to 1998, Mr. Ostrov worked for Johnson & Johnson and quickly rose to serve as Company Group Chairman of the Consumer and Personal Care businesses in North America. From 1982 to 1991, he served as President of CIBA Consumer Pharmaceuticals Company. From 1976 to 1982, he worked for the Health Care Division of Johnson & Johnson. From 1973 to 1976, Mr. Ostrov worked at Procter & Gamble. Mr. Ostrov holds a B.S. from Cornell and an M.B.A. from Harvard. Our Board believes that Mr. Ostrov is qualified to serve as a director based upon his years as an investor in healthcare related companies.

Sean Ellis has served as a member of our Board since June 2019. Mr. Ellis brings extensive knowledge of both life science industries and the U.S. financial markets, with a longstanding history in asset management. Mr. Ellis is a fund manager of Centillion Fund, a venture capital fund dedicated to Israeli investments, with a primary focus on investments in the biotech and healthcare industries. Centillion is one of Entera Bio’s earliest investors and largest shareholders. He holds a BA from New York University and MBA from Columbia University. Our Board believes that Mr. Ellis is qualified to serve as a director based upon his years as an investor in healthcare related companies.

Yonatan Malca has served as a member of our Board since 2011. Mr. Malca currently serves as a Chief Executive Officer and director of NanoGohst Ltd. Since 2010 until 2021, he served as a Chief Executive Officer and director of D.N.A Biomedical Mr. Malca also serves as a director of Nextgen-Biomed LTD. (TASE: NXGN) and Jungo Connectivity Ltd.(TASE: JNGO) , each of which is an Israeli public company. Mr. Malca holds a B.A. in Economics and Statistics from Bar-Ilan University and an M.A. in Economics and Finance from Bar Ilan University, Israel. Our Board believes that Mr. Malca is qualified to serve as a director based upon his pharmaceutical industry experience as an executive as well as his experience on boards of multiple pharmaceutical companies.

Family Relationships

There are no family relationships among any of the directors or executive officers of Entera.

Involvement in Certain Legal Proceedings

Our directors and executive officers are not parties to any material legal proceedings.

Overall Role of the Board and Board Leadership Structure

Under the Israeli Companies Law, 1999 and the regulations promulgated thereunder (together, the “Companies Law”), our Board is responsible for setting our general policies and supervising the performance of management. Our Board may exercise all powers and may take all actions that are not specifically granted by the Companies Law or our Amended and Restated Articles of Association (“Articles”) to our shareholders or to management. Our executive officers are responsible for our day-to-day management and have individual responsibilities established by our Board. Our chief executive officer is appointed by, and serves at the discretion of, our Board, subject to the terms of the employment agreement that we have entered into with him. All other executive officers are also appointed by our Board, and are subject to the terms of any applicable employment agreements that we may enter into with them.

Our Board currently consists of eight directors. According to our Articles, the number of members of our Board must be at least three and cannot be more than ten. Our Board is divided into three classes, with staggered three-year terms with one director class coming up for election each year. The Class I directors were re-elected at our 2021 annual meeting of shareholders to serve until our annual meeting of shareholders in 2024. The Class II directors have terms expiring at our annual meeting of shareholders in 2022. Our Class III directors have terms expiring at our annual meeting of shareholders in 2023. The members of the classes as of the date hereof are as follows:

•	the Class I directors are Miranda J. Toledano, Roger Garceau and Ron Mayron;

•	the Class II directors are Phillip Schwartz and Yonatan Malca; and

•	the Class III directors are Gerald Lieberman, Gerald M. Ostrov and Mr. Sean Ellis.

At each annual meeting of shareholders, directors will be elected to succeed the class of directors whose term has expired. This classification of our Board could have the effect of increasing the length of time necessary to change the composition of a majority of the Board. In general, at least two annual meetings of shareholders will be necessary for shareholders to effect a change in a majority of the members of the Board.

Under the Companies Law and our Articles, nominees for directors may also be proposed by any shareholder holding at least one percent (1%) of our outstanding voting power. However, any such shareholder may propose a nominee only if a written notice of such shareholder’s intent to propose a nominee has been given to our Secretary (or, if we have no such Secretary, our Chief Executive Officer).  Subject to any requirements under the Companies Law, to be considered timely and thereby be added to such agenda, such a request must be delivered, either in person or by certified mail, postage prepaid, and received at the Company's offices, (i) in the case of  an annual meeting, no less than sixty (60) days nor more than one-hundred twenty (120) days prior to the date of the first anniversary of the preceding year’s annual meeting, provided, however, that, in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the proposing shareholder, in order to be timely, must be received no earlier than the close of business one-hundred twenty (120) days prior to such annual meeting and no later than the close of business on the later of ninety (90) days prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made, and (ii) in the case of a Company meeting of shareholders that is an extraordinary meeting, no earlier than one-hundred twenty (120) days prior to such extraordinary meeting and no later than the close of business on the later of sixty (60) days prior to such extraordinary meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made, subject to applicable law. Any such notice must include certain information, including, inter alia, a description of all arrangements between the nominating shareholder and the proposed director nominee and any other person pursuant to which the nomination is to be made by the nominating shareholder, the consent of the proposed director nominee to serve as our director if elected and a declaration signed by the nominee declaring that there is no limitation under the Companies Law preventing his or her election, and that all of the information that is required under the Companies Law to be provided to us in connection with such election has been provided.

Our Board is also authorized to appoint directors in order to fill vacancies, including filling empty board seats if the number of directors is below the maximum number permitted under our Articles. Each of our directors, other than our external directors, will serve from the date of election or appointment until the next annual meeting of shareholders for which such director’s class is due for reelection. The approval of at least a majority of the voting power in the Company is generally required to remove any of our directors from office (other than external directors).

Under the Companies Law, our Board must also determine the minimum number of directors who are required to have accounting and financial expertise. In determining the number of directors required to have such expertise, our Board must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our Board has determined that the minimum number of directors of our company who are required to have accounting and financial expertise is one. Our Board has determined that Mr. Gerald Lieberman  and Ms. Miranda J. Toledano have financial and accounting expertise as defined in the regulations promulgated under the Companies Law, or Financial and Accounting Expertise.

Other than with respect to our directors that are also executive officers or employees, there are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their service as directors of our Company. For information with respect to compensation arrangements with our directors that are also executive officers or employees, see the sections entitled “Item 11. Executive Compensation”” included in this Amendment No. 1.

Alternate Directors

Our Articles provide that, as permitted under the Companies law, any director may appoint another person, who is qualified to be appointed as a director and who is not a director or an alternate director, to serve as his or her alternate director, subject to the approval of a majority of the members of the Board, excluding such director. The term of an alternate director could be terminated at any time by the appointing director or our Board and would terminate under circumstances in which, according to our Articles, the term of any director shall terminate or automatically terminate upon the termination of the term of the appointing director. The Companies Law stipulates that an external director may not appoint an alternate director, except under very limited circumstances. An alternate director has the same rights and responsibilities as a director, except for the right to appoint an alternate director.

Board Leadership Structure

The Board currently separates the roles of Board Chairperson and Chief Executive Officer. We believe that separation of the positions of Chairperson of the Board and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs, is more conducive to objective evaluation and oversight of management’s performance, increases management accountability, and improves the Board’s ability to monitor whether management’s actions are in the best interests of the Company and its shareholders.

Role of the Board in Risk Oversight

Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Board is also apprised by management of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.  The Board’s independent oversight function is further enhanced by the fact that all of the Board’s Committees are composed entirely of independent directors, the directors have complete access to management and the Board and its committees may retain their own respective advisors.

Corporate Governance Guidelines

Our Board strongly supports effective corporate governance and has developed and followed a program of strong corporate governance. Our Nominating and Corporate Governance Committee is responsible for overseeing our guidelines and reporting and making recommendations to the Board concerning corporate governance matters. Our guidelines are published on our website at www.enterabio.com and are available in print to any shareholder who requests them from our Secretary.

Director Independence

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Amendment No. 1 as defined in the listing standards of Nasdaq: Gerald Lieberman, Ron Mayron, Miranda J. Toledano, Gerald M. Ostrov, Sean Ellis and Yonatan Malca. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled Item 13 “Certain Relationships and Related Party Transactions, and Director Independence.”

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, executive officers and employees, including our Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions. The full text of the Code of Business Conduct and Ethics can be found on our website at www.enterabio.com. Information contained on, or that can be accessed through, our website does not constitute a part of this report and is not incorporated by reference herein. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code of ethics, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC.

Board Committees

Our Board has established the following committees:

Audit Committee

Composition and Quorum

Under the Nasdaq rules and SEC regulations, we are required to maintain an Audit Committee consisting of at least three independent directors, each of whom is financially literate and one of whom has accounting or related financial management expertise and would qualify as an “Audit Committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K of the Exchange Act.

Our Audit Committee consists of Miranda J. Toledano, who also serves as chairwoman of the committee, Gerald M. Ostrov and Sean Ellis. The Board has determined that each of the members of our Audit Committee is an independent director in accordance with SEC regulations and satisfies the independent director requirements under the Nasdaq rules. All designated members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and SEC regulations. Our Board has determined that Miranda J. Toledano is an “audit committee financial expert,” as such term is defined under applicable SEC rules.

Roles, responsibilities and procedures

Our Audit Committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management.

Our Board has adopted an Audit Committee charter setting forth the responsibilities of the Audit Committee consistent with the applicable rules and regulations of the SEC and Nasdaq, as well as the requirements for such committee under the Companies Law, including (a) oversight of our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the Board in accordance with the Companies law; (b) recommending the engagement or termination of our internal auditor; (c) recommending the terms of audit and non-audit services provided by the independent registered public accounting firm for pre-approval by our Board; (d) identifying deficiencies in the business management practices of our Company, including, inter alia, in consultation with our internal auditor or the independent auditor, and making recommendations to the Board as to how to correct such practices; (e) reviewing and considering the approval of related party transactions; (f) determining whether related party transactions are extraordinary or material under the Companies Law, including transactions in which an office holder has a “personal interest”, under the Companies Law, and whether to approve such transactions; (g) establishing the approval process for certain transactions with a controlling shareholder or in which the controlling shareholder has a “personal interest”; (h) examining and approving the working plan of the internal auditor, subject to any modifications in its discretion; (i) examining our internal audit controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to fulfill his or her responsibilities; (j) examining the scope of our auditor’s work and compensation and submitting its recommendations with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor; (k) establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees; and (l) reviewing the our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections.

A copy of the Audit Committee Charter is available on our website at www.enterabio.com.

A “personal interest” under the Companies Law includes an interest of any person in an action or transaction of a company, excluding any interest arising solely from holding the Company’s shares, but including the personal interest of such person’s spouse, sibling, parent, grandparent, descendant, spouse’s descendant, sibling or parent or the spouse of any of such persons, and the personal interest of any entity in which such person or one of the aforementioned relatives of such person serves as a director or Chief Executive Officer, owns 5% or more of such entity’s outstanding shares or voting rights or has the right to appoint one or more directors or the Chief Executive Officer. Further, in the case of a person voting by proxy, “personal interest” includes the personal interest of either the proxy holder or the shareholder granting the proxy, whether or not the proxy holder has discretion how to vote.

Our Audit Committee may not approve any actions requiring its approval, unless, at the time of the approval, a majority of the committee’s members are present, which majority consists of independent directors.

Compensation Committee

Composition and quorum

We have a Compensation Committee, the members of which are Ron Mayron, who also serves as chairman of the committee, Gerald M. Ostrov and Miranda J. Toledano. Each member of our Compensation Committee is independent under Nasdaq rules.

Roles, responsibilities and procedures

Our Board has  adopted a charter setting forth the Compensation Committee’s  roles and responsibilities, which include (a) recommending a compensation policy regarding the terms of engagement of office holders, which is recommended to the Board for approval and subsequently to shareholders for their approval, in accordance with the Companies Law, and reviewing such policy from time to time, (b) recommending to the Board periodic updates to the compensation policy and whether the compensation policy should continue in effect every three years; (c) assessing the implementation of the compensation policy; (d) reviewing and approving the granting of options, restricted share units, or RSUs, and other incentive awards to the extent such authority is delegated by the Board; (e) reviewing, evaluating and making recommendations regarding the compensation and benefits for non-executive directors, (f) determining whether to approve and recommend to the Board and shareholders to approve transactions with office holders relating to their terms of compensation, as required under the Companies Law, (g) determining whether changes to the compensation terms of the Chief Executive Officer of the Company are material and if the changes are required to be brought to the shareholders for approval, (h) overseeing compliance reporting requirements of the SEC, (i) determining whether to recommend to the Board to adopt a share ownership policy for directors and executive officers, and (j) performing such other activities as may be required.

A copy of the Compensation Committee Charter is available on our website at www.enterabio.com.

Under the Companies Law, the compensation policy must be adopted by the Board after considering the recommendations of the Compensation Committee and needs to be further brought before the company’s shareholders for approval by a Special Majority.

The compensation policy must serve as the basis for decisions concerning the terms of employment or engagement of office holders, including exculpation, insurance, indemnification and any monetary payment and obligation of payment in respect of employment or engagement. The compensation policy must relate to certain factors, including advancement of the Company’s objectives, the Company’s business plan and its long-term strategy, and creation of appropriate incentives for office holders. It must also consider, inter alia, the Company’s risk management, size and the nature of its operations.

The compensation policy must furthermore consider additional factors, as follows: (a) the knowledge, skills, expertise and accomplishments of the relevant office holder; (b) the office holder’s roles and responsibilities and prior compensation agreements with him or her; (c) the ratio between the terms offered and the average compensation of the other employees of the company, including those employed through manpower companies; (d) the impact of disparities in salary upon work relationships in the company; (e) the possibility of reducing variable compensation at the discretion of the Board; (f) as to variable compensation, the possibility of setting a limit on the exercise value of non-cash variable equity-based compensation; and (g) as to severance compensation, the period of service of the office holder, the terms of his or her compensation during such service period, the company’s performance during that period of service, the person’s contribution towards the company’s achievement of its goals and the maximization of its profits, and the circumstances of termination of services.

The compensation policy must also include the following principles: (a) the link between variable compensation and long-term performance and measurable criteria; (b) the ratio between variable and fixed compensation, and the ceiling for the value of variable compensation; (c) the conditions under which an office holder would be required to repay compensation paid to him or her if it was later shown that the data upon which such compensation was based was inaccurate and was required to be restated in the company’s financial statements; (d) the minimum holding or vesting period for variable, equity-based compensation, including bonuses; and (e) maximum limits for severance.

Under the Companies Law, every three years we are required to re-obtain the approval of our Compensation Committee, Board and shareholders for either the continuation of our existing compensation policy or adoption of a new compensation policy. Our compensation policy was last approved by our shareholders on October 4, 2021, after having been recommended by our Compensation Committee and approved by our Board, and will therefore need to be either re-approved, amended, or replaced by a new policy in 2024.

Our Compensation Committee may conduct or authorize investigations into, or studies of, matters within its scope of responsibilities, and may retain or obtain the advice of a compensation consultant, legal counsel or other advisor in its sole discretion. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel or other advisor that it retains, at the expense of the Company. The Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other advisor to the Compensation Committee, other than in-house legal counsel, only after conducting an assessment of, and determining, the advisor’s independence, including whether the advisor’s work has raised any questions of independence or conflicts of interest, taking into consideration the Exchange Act, the factors set forth in Nasdaq rules and any other factors that the committee deems relevant.

In 2017, in determining the compensation of certain executive officers, including bonus amounts, in 2018 in determining our compensation policy, in 2019 in determining the compensation of our chief executive officer and in 2021 in determining the compensation of certain non-executive directors and in determining our compensation policy, the Compensation Committee retained the services of a compensation consultant, Brightman Almagor Zohar & co., or Deloitte, to conduct a comparative survey of the compensation of such office holders. The 2017 and 2018 surveys examined the publicly-reported cash and equity compensation of chief executive officers and other executive officers of eight comparable Israeli pharmaceutical and biotechnology companies. The 2019 comparative survey examined the publicly-reported cash and equity compensation of board members of nine comparable U.S. and six comparable Israeli pharmaceutical and biotechnology companies. The 2021 comparative study consisted of: (i) an executive compensation benchmark analysis which includes comparative data of the Company’s executive compensation, relative to the peer-group companies in Israel and (ii) an executive compensation benchmark analysis which includes comparative data of the Company’s executive compensation, relative to the peer-group companies in the United States.

Nominating and Corporate Governance Committee

Our Board has adopted a Nominating and Corporate Governance Committee Charter that sets forth the responsibilities of the Nominating and Governance Committee consistent with the rules and regulations of the SEC and Nasdaq, including (a) assisting in identifying, recruiting and, if appropriate, interviewing candidates to fill positions on the Board, including persons suggested by shareholders or others, (b) establishing procedures to be followed by shareholders in submitting recommendations for Board candidates, if appropriate, (c) reviewing the background and qualifications of individuals being considered as director candidates, while considering the candidate’s experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the committee considers appropriate in the context of the needs of the Board, (d) recommending the Board nominees for election by shareholders or appointment by the Board, as the case may be, in a manner consistent with the criteria for selecting directors, as established by the Board from time to time, (e) reviewing the suitability for continued service as a director of each Board member, when the term of service of the director expires, and when the director has a change in status (including, but not limited to, an employment change) and recommending whether or not the director should be re-nominated, (f) making recommendations to the Board regarding the size and composition of each committee; and (g) overseeing the performance of the Board as a whole.

A copy of the Nominating and Corporate Governance Committee Charter is available on our website at www.enterabio.com.

Our Nominating and Corporate Governance Committee consists of Yonatan Malca, who also serves as chairman of the committee, along with Sean Ellis. Each of the members of our Nominating and Corporate Governance Committee is independent under the Nasdaq rules.

Scientific Advisory Committee

Our Board has adopted a Scientific Advisory Committee Charter that sets forth the responsibilities of the Scientific Advisory Committee, including (a) reviewing, evaluating and reporting to the Board regarding strategy, plans and goals, as well as progress and performance, of the Company’s clinical programs, licensing activities, and research and development activities, (b) meeting with the Company’s R&D and licensing teams to evaluate the plans, goals and performance of the Company’s clinical programs and research and development projects, and make recommendations to the Board as appropriate in the opinion of the committee to fulfill the company strategic goals, (c) identifying and discussing significant emerging regulatory, research and scientific issues and trends and competitive activity, including their potential impacts on any Company programs, plans, or policies relating to its licensing opportunities, clinical programs and research and development activities. (d) evaluating the performance of the committee, including a review of the committee’s compliance with its charter, and review and reassess the charter and submit any recommended changes to the Board for its consideration and approval, (e) form external consulting panels to assist the committee in review of specific R&D programs either current or planned and (f) such other duties and responsibilities as may be assigned to the committee, from time to time, by the Board.

A copy of the Scientific Advisory Committee Charter is available on our website at www.enterabio.com.

Our Scientific Advisory Committee consists of Roger Garceau, who also serves as chairman of the committee, along with Yonatan Malca, Dr. Phillip Schwartz and Miranda Toledano.

The Scientific Advisory Committee believes that candidates for director should have certain minimum qualifications, including sufficient scientific and/or medical expertise to review and evaluate appropriately the Company’s clinical programs, research and development programs and licensing opportunities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their share ownership and changes in such ownership. As a former foreign private issuer, our executive officers, directors and greater than 10% shareholders were not subject to the Section 16(a) filing requirements during the fiscal year ended December 31, 2021.

ITEM 11.          EXECUTIVE COMPENSATION

Compensation Policy

Our compensation policy was adopted by our shareholders on October 4, 2021, after having been recommended by our Compensation Committee and approved by our Board, and will therefore need to be either re-approved, amended, or replaced by a new policy no later than 2024, and every three years thereafter. The  compensation policy includes, among other matters prescribed by the Companies Law, a framework for establishing the terms of office and employment of the directors and officers and guidelines with respect to the structure of the variable pay of officers.

Objectives

Our compensation policy is intended to align our objectives and work plans with appropriate goals and objectives of our officers and directors, and to ensure that the overall financial and strategic objectives of the Company and its shareholders are met. We recognize that strong and effective leadership is fundamental to our continued growth and success. Therefore, our compensation policy recognizes as a primary objective the need to attract, retain, reward and motivate highly talented officers and directors in competitive labor markets.

Officer compensation

With regard to our executive officers, or “Officers,” (which includes our Named Executive Officers, as defined below) our compensation policy is designed to provide a mix of compensation to pay Officers for individual and company performance as well as align their interests with the interests of shareholders. The compensation policy is also designed to provide flexibility in design. It must also take into consideration the fact that the appropriate mix of compensation may vary from period to period and from Officer to Officer. To achieve this philosophy, our compensation policy generally includes: (i) short-term incentives such as an annual base salary, benefits and perquisites, (ii) short to medium-term incentives such as annual bonus based on target and above-target performance, and (iii) medium to long-term incentives such as equity-based compensation, termination and retirement benefits.

Base salary

Base salary for Officers is a fixed compensation element which provides compensation to an Officer for performance of his or her standard duties and responsibilities that reflects the Officer’s education, skills, qualifications, expertise, professional experience and accomplishments, as well as the position, areas and scope of responsibilities of such Officer and his or her prior compensation agreements. Adjustments to base salary are periodically reviewed by the Compensation Committee and the Board.

Bonuses

Monetary bonuses are generally paid annually, and are designed to reward Officers based on the performance of the Company and their individual results. The target bonus amount and the performance measures and targets for each Officer are provided and calculated in an annual bonus plan, to the extent it is determined and approved by the Company's Compensation Committee and Board, at the beginning of each calendar year for which the bonus is paid. However, the CEO has the power to determine the annual bonus's performance measures and targets for any of the other Officers.

The performance measures and targets for receiving the annual bonus are intended to be measurable and quantifiable and may include (but are not limited to) (i) objectives such as capital investment, cash balance relative to equity, obtaining approval from the authorities in the target markets; and (ii) key performance indicators, determined for each Officer separately, according to the Officer's position. The annual bonus also includes a non-measurable component of up to 20% of the Officer’s annual bonus, which is based on the evaluation of each Officer's, according to qualitative measures provided in the annual bonus plan.

In addition to the annual bonus, the Compensation Committee and the Board may elect to pay each Officer a special bonus, based on non-measurable criteria, in recognition of a significant achievement or for completion of an assignment, such as completion of a major transaction or achieving a major milestone with material effect over the Company's business. Our compensation policy provides for a maximum cap for bonus payments made to our Officers. The maximum bonus cap for each of our Officers is six times the monthly base salary and with respect to the CEO, up to three times the monthly base salary, determined by non-measurable criteria.

Equity-based compensation

Our compensation policy also includes an equity incentive component designed, inter alia, to retain Officers, align Officers and shareholders’ interests and incentivize Officers to attain high level of business achievements without taking unreasonable risk, under which the Company may grant Officers options to purchase shares, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards (collectively referred to as “equity awards”). The equity awards are determined individually and awarded from time to time, inter alia, according to each Officer’s (a) contribution to the Company's performance; (b) ability to influence the Company's future and performance; (c) the desired mix of compensation components and the mix of equity awards; (d) the Officer's skills, qualifications, experience, roles and personal responsibilities; and (e) the desired competitive levels and dilution or pool limits.

The compensation policy caps the annual value of the equity awards to be granted to each Officer, measured at the applicable grant date, at 18 times the monthly base salary of each Officer. The equity awards vesting period shall not be less than one year. Options shall expire up to 10 years from the grant date. For option grants and share appreciation rights, the exercise price shall be no less than the fair market value of the underlying ordinary shares on the date of grant, and subject to applicable law.

The compensation policy provides that Officers and directors (to the extent granted equity awards) may be prohibited from hedging their equity awards and any other Company securities held by them. The no-hedging policy applies to each director and each Officer until one year following their termination of employment. The compensation policy further provides that Officers and directors are subject to certain restrictions on pledging or using their equity awards and any other Company securities held by them (whether they are subject to transfer restrictions or not) as collateral for loans, as the Company's Compensation Committee and Board shall determine.

Benefits and perquisites

Under the compensation policy, our Officers are further entitled to certain fringe benefits that we believe are commonly provided to similarly-situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. This includes vacation days, paid sick leave, as well as additional benefits such as, but not limited to, health insurance, a company car and cell phone, company-provided health insurance and meals.

For Officers residing in Israel, these benefits may also include contributions to a pension fund, provident fund or insurance policy in accordance with Israeli law, contributions to an education fund of 7.5% of the Officer’s monthly salary and recuperation pay as required under applicable law. An ‘education fund’ is a medium-term savings scheme that takes advantage of a unique tax break granted under Israeli law, whereby a company’s contributions to such fund (which, despite its misleading name, may be used by the employee for any purpose), as well as all capital gains accrued on such contributions, are free of tax if (a) the company contributes an amount equal to 7.5% of the employee’s salary to such fund, up to a certain limit, and the employee further contributes 2.5% of his salary at his expense, and (b) the fund remains undrawn for a period of at least six years from the time of the first contribution. While some of these contributions and benefits are not mandatory under Israeli law, the nature and amount of the benefits provided to our Israeli Officers are customary and prevalent in the Israeli high-tech and bio-pharma market, especially among executives. Non-Israeli Officers may receive similar, comparable or customary benefits as applicable in the jurisdiction in which they are employed.

Termination

Our Officers are further entitled to certain termination payments and benefits. Officers are entitled to an advance notice period, severance payments and retirement and termination awards. The retirement and termination awards are subject to the Compensation Committee and the Board's approval, and may be provided only if: (a) certain change of control related cases; (b) the Officer has made a special contribution to the advancement of the Company’s business during his employment period as shall be determined by the Compensation Committee; and (d) in respect of Officers other than the CEO, the CEO has recommended granting a retirement bonus.

Director compensation

The compensation policy provides that non-employee and non-executive directors’ compensation packages shall be determined pursuant to the provisions of the Companies Law in accordance with the Company's objective to attract and retain talented directors with excellent educational background, qualifications, skills, expertise, professional experience and achievements, by providing a fair and competitive compensation program. Such non-employee and non-executive directors’ may be eligible to receive an annual Board membership fee, annual Committee membership fee and equity based compensation. Notwithstanding, non-employee and non-executive directors shall also be entitled to insurance, indemnification and release arrangements. The chair of the Board and the chair of the Board committees may also receive additional annual cash payments for their extra service in such capacities, subject to the provisions of applicable law.

In May 2021, we elected to be governed by an exemption under the Companies Law regulations that exempts us from appointing external directors and from complying with the Companies Law requirements related to the composition of the Audit Committee and Compensation Committee of our Board. Our eligibility for that exemption is conditioned upon: (i) the continued listing of our Ordinary Shares on the Nasdaq Capital Market (or one of a few select other non-Israeli stock exchanges); (ii) there not being a controlling shareholder of our company under the Companies Law; and (iii) our compliance with the Nasdaq Listing Rules requirements as to the composition of (a) our Board of Directors-which requires that we maintain a majority of independent directors (as defined under the Nasdaq Listing Rules) on our Board of Directors (subject to applicable cure periods under the Nasdaq Listing Rules) and (b) the Audit and Compensation Committees of our Board of Directors, which rules require that such committees consist solely of independent directors (at least three and two members, respectively). At the time that it was determined to exempt our Company from the external director requirement, our Board affirmatively determined that we met the conditions for exemption from the external director requirement. As of the date hereof, we continue to meet the conditions for exemption from the external director requirement.

As a result of our election to be exempt from the external director requirement under the Companies Law, none of our directors are categorized as external directors and as such the applicable requirements and restrictions relating to external directors (including certain compensation related provisions) is no longer applicable.

Clawback

The compensation packages to Officers and directors are also subject to claw-back provisions, allowing for the Company’s recovery of any payment made to an Officer or director if the payment was based on incorrect financial statements that subsequently require restatement. The Officer or director will be required to repay to the Company the balance between the original payment and any payment due to the officer or director based on the restatement.

Our Compensation Committee periodically reviews the compensation policy, monitors its implementation and recommends to our Board and shareholders amendments to the compensation policy as it deems necessary from time to time. The term of the compensation policy is for a period of three years following the date of its adoption, during which, the Board is required to examine the compensation policy and revise it from time to time if the circumstances under which it had been adopted have materially changed. Following such three-year term, the compensation policy, including any revisions recommended by our Compensation Committee and approved by our Board, as applicable, will be brought once again to the shareholders for approval.

Summary Compensation Table

The table and summary below outlines the compensation granted to individuals who served in the role of chief executive officer during the previous fiscal year and our next two most highly compensated executive officers with respect to the year ended December 31, 2021 (collectively, our “Named Executive Officers”). For purposes of the table and the summary below, “compensation” includes base salary, bonuses, equity-based compensation, retirement or termination payments, benefits and perquisites such as car, phone and social benefits and any undertaking to provide such compensation. Numbers below are in thousands.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)	Total ($)
Spiros Jamas(2)	2021	392		751	-	1,143
Chief Executive Officer	2020	-	-	-	-

Dr. Phillip Schwartz	2021	453	-	183	49	685
President of R&D	2020	384	30	169	27	610

Dr. Hillel Galitzer	2021	319	-	260	61	640
Chief Operating Officer	2020	292	50	168	17	527

(1)
Reflects the associated annual expense recorded in our financial statements for the year ended December 31, 2020, based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).  The assumptions used in calculating the amounts are discussed in the notes of the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)	Dr. Jamas was appointed as our Chief Executive Officer in January 2021. Therefore, he had no compensation for fiscal year 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at December 31, 2021 for our Named Executive Officers.

	Number of Securities Underlying Unexercised Options
Name	Exercisable	Unexercisable		Option Expiration Date
Dr. Spiros Jamas		1,314,218	(1)	1/4/2031
Chief Executive Officer
Dr. Phillip Schwartz	357,500	-		11/23/2023
President of R&D	-	100,000	(2)	4/21/2031
Dr. Hillel Galitzer	143,000	-		11/15/2023
Chief Operating Officer	76,563	98,438	(3)	3/16/2030
		125,000	(4)	4/21/2031

(1)
Of the 1,314,218 unexercisable options as of December 31, 2021, 25% vested on January 4, 2022, the first anniversary of the grant date and the remaining 75% began vesting in 12 equal quarterly installments over the following three years.

(2)
Of the 100,000 unexercisable options as of December 31, 2021, 25% vested on April 21, 2022, the first anniversary of the grant date and the remaining 75% vests began vesting in 12 equal quarterly installments over the following three years.

(3)	The 98,438 unexercisable options as of December 31, 2021 began vesting in 9 equal quarterly installments from March 16,2022.

(4)
Of the 125,000 unexercisable options as of December 31, 2021, 25% vested on April 21,2022, the first anniversary of the grant date and the remaining 75% vests began vesting in 12 equal quarterly installments over the following three years.

Director Compensation Table

Under the Companies Law, our directors can be paid for their services as directors to the extent such payments are in accordance with the compensation policy adopted by the Company after approval by the Compensation Committee, our Board and our shareholders by ordinary majority, or, if their compensation deviates from our compensation policy, after approval by the Compensation Committee, our Board and our shareholders by a special majority, provided that (i) the majority of the votes includes at least a majority of all the votes of shareholders who are not controlling shareholders of the Company or who do not have a personal interest in the compensation paid to the directors and participating in the vote or (ii) the total of opposing votes from among the shareholders described in subsection (i) above does not exceed 2% of all the voting rights in the Company.

The table below outlines compensation earned by our non-employee directors for the fiscal year ended December 31, 2021, including fees earned in cash (in thousands) and options awarded for services provided as a director.  Dr. Jamas and Dr. Schwartz did not receive any additional compensation for their services on the Board, and their aggregate compensation is for the year ended December 31, 2021 is fully reflected in the Summary Compensation Table, above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Gerald Lieberman	57,938	3,816			61,754
Dr. Roger J. Garceau		-	90,000	(2)	90,000
Yonatan Malca	54,075	3,816			57,891
Ron Mayron	37.664	8,824			46,488
Miranda J. Toledano	65,205	3.816			69.021
Gerald M. Ostrov	62,592	3.816			66,408
Sean Ellis	55.801	9,785			65,586

(1)
Reflects the associated annual expense recorded in our financial statements for the year ended December 31, 2020, based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).  The assumptions used in calculating the amounts are discussed in the notes of the Company’s audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2022. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2021:

Name	Share Options
Gerald Lieberman	180,928
Dr. Roger J. Garceau	356,330
Yonatan Malca	33,638
Ron Mayron	33,638
Miranda J. Toledano	33,638
Gerald M. Ostrov	33,638
Sean Ellis	33,638

(2)
Until January 1 2022, Dr. Garceau received $4,000 per month in consideration for his services as a consultant to the Company. In addition, in 2021 he received bonus of $42,000 related to his service as our temporary Chief Executive Officer in 2020.

Employment Agreements

We have entered into employment agreements with our Named Executive Officers. A summary of the material terms of these agreements with each of our Named Executive Officers is set forth below.

Spiros Jamas

We entered into an employment agreement, effective as of January 2021, with Dr. Spiros Jamas, in connection with his appointment as our Chief Executive Officer and in light of his previous membership in our Board. Pursuant to the agreement, Dr. Spiros Jamas is entitled to an annual base salary of $380,000 and an annual bonus of up to 60% of his base salary (up to $228,000). Additionally, Dr. Jamas is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include medical, short term disability and 401(k) benefits. Mr. Jamas is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays and sick leave. Subject to applicable law, Dr. Jamas is also covered by our D&O insurance policy. Dr. Jamas was also granted options to purchase 1,314,218 Ordinary Shares under the 2018 Plan, effective as of January 2021, at an exercise price of $1.24. In the event of a Change in Control (as defined in the 2018 Plan) any outstanding unvested options shall vest and become fully exercisable (as long as Dr. Jamas continues to provide services to the Company at that time).

Salary and other benefits (including any bonus) shall immediately terminate upon termination, provided, however, that in case Dr. Jamas’s employment is terminated by the Company without Cause or if Dr. Jamas resigns for Good Reason ("Cause" and Good Reason" as defined in the proxy statement of the Company’s extraordinary general meeting dated March 3, 2021) at any time, he shall be entitled to (i) a one-time lump sum severance payment equal to a period of twelve (12) months of his then-effective annual base salary and (ii) an extension of the exercise period with respect to his vested options to purchase ordinary shares as of the date of termination for up to two (2) years post-termination (provided that in no event shall such extension extend beyond 10 years from the applicable grant date), all subject to his execution and non-revocation of a customary release of claims against the Company, its subsidiary, Entera Bio, Inc., or any applicable affiliates.

Dr. Jamas's terms were approved by the shareholders in March 2021 in an extraordinary meeting of shareholders of the Company.

Phillip Schwartz

Dr. Phillip Schwartz was appointed as our President of Research and Development in August 2019, and has acted as our director since our inception in 2010 and our Chief Executive Officer up until August 2019. We entered into an employment agreement with Dr. Schwartz as our Chief Executive Officer dated June 8, 2014 which was amended last and approved on April 6, 2021, and on April 21, 2021, by our Compensation Committee and the Board, respectively, and approved accordingly by our shareholders in the last annual meeting of the shareholders of the Company on October 4, 2021. Pursuant to the agreement as amended, effective as of January 1, 2021, Dr. Schwartz is entitled to an annual gross base salary of $312,889. Additionally, Dr. Schwartz is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include medical, short term disability and pension fund benefits. Dr. Schwartz is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays and sick leave. Subject to applicable law, Dr. Schwartz is also covered by our D&O insurance policy. Dr. Schwartz was granted 357,000 Ordinary Shares under our 2013 Equity Incentive Plan, as of November 23, 2017, at an exercise price of $6.31, which are as of today considered fully vested. In April 2021, he was also granted options to purchase 100,000 Ordinary Shares of the Company under the 2018 Plan, at an exercise price of $3.15.

In addition,  in case of termination of Dr. Schwartz’s employment, the Company shall pay him an amount equal to six (6) months salaries as a severance payment, as well as all accrued and unused vacation days and any accrued and unpaid bonuses (to the extent that Dr. Schwartz is entitled to such bonus as of the termination date).

Hillel Galitzer

We entered into an employment agreement, effective as of June 8, 2014, with Dr. Hillel Galitzer, in connection with his appointment as our Chief Operating Officer, who prior to that served as our Director of Scientific Development from July 2012. Pursuant to the agreement as amended most recently and approved in the Company's annual meeting of shareholders dated October 4, 2021, Dr. Galitzer is entitled to an annual gross base salary of $246,547. Additionally, Dr. Galitzer is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include medical, short term disability and pension fund benefits. Dr. Galitzer is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays, company car and sick leave. Subject to applicable law, Dr. Galitzer is also covered by our D&O insurance policy. We also granted Dr. Galitzer options to purchase 175,000 Ordinary Shares of the Company, under the Company’s 2018 Plan, as of March 16, 2020, at an exercise price of $2.14. Additionally, Dr. Galitzer also received a one-time grant of options to purchase 125,000 Ordinary Shares under the Company’s 2018 Plan, as of April 28, 2021, at an exercise price of $3.15, under the 2018 Plan. In November 2017, Dr. Galitzer was granted options to purchase 143,000 Ordinary Shares of the Company, under the Company's 2013 Equity Incentive Plan, with an exercise price of $6.31, all of which are fully vested.

Employee Equity Incentive Plan

Share Incentive Plan

On March 17, 2013, our Board approved our 2013 Plan for the granting of stock options, restricted share units, restricted share awards and performance-based awards, in order to provide incentives to our employees, directors, consultants and/or service providers. As of December 31, 2021, 1,583,010 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2013 Plan, at a weighted-average exercise price of $5.71 per share. As of December 31, 2021, all of the foregoing outstanding options had vested under the 2013 Plan.

Awards granted under the 2013 Plan are subject to vesting schedules and generally vest over a four-year period commencing from the applicable grant date, such that 25% of the awards vest on the first anniversary of the applicable grant date and 75% of the awards vest in 12 equal installments upon the lapse of each three-month period following the first anniversary of the applicable grant date. Subject to the discretion of the 2013 Plan administrator, if an award has not been exercised within six years after the date of the grant, the award expires. Any period in which a grantee is not our employee or has taken a leave of absence will not be included in such vesting period.

The 2013 Plan provides for granting awards in compliance with Section 102 of the Israeli Income Tax Ordinance, 5721-1961, or the Ordinance, which provides to employees, directors and officers, who are not controlling shareholders (as defined in the Ordinance) and are Israeli residents, favorable tax treatment for compensation in the form of shares or equity awards issued or granted, as applicable, to a trustee under the capital gains track, or Capital Gains Track, for the benefit of the relevant employee, director or officer and are, or were, to be held by the trustee for at least two years after the date of grant or issuance. Under the Capital Gains Track, any accounting expense with respect to the grant or issuance of such shares or awards which relates to gain taxed as capital gains is not allowed as a deduction for tax purposes.

The 2013 Plan addresses the treatment of vested and unvested awards upon the cessation of employment or engagement of the award holder as well as upon consummation of a merger, consolidation or similar transaction, or sale of all or substantially all of our assets or sale of at least 80% of our outstanding securities. The 2013 Plan also provides for certain lock-up arrangements upon consummation of a public offering.

The 2013 Plan is administered by our Board or by a committee appointed by our Board. Upon the completion of our initial public offering, the remaining pool of reserved Ordinary Shares under the 2013 Plan was cancelled, and the only reserved Ordinary Shares available for grants to our employees, directors, consultants and service providers in the future are those under the 2018 Plan (which is described below).

2018 Equity Incentive Plan

On July 2, 2018, in connection with the consummation of our initial public offering, our Board approved our 2018 Plan, with the purpose of advancing the interests of our shareholders by enhancing our ability to attract, retain and motivate individuals to perform at the highest level. The 2018 Plan governs issuances of equity incentive awards from and after the closing of our initial public offering. The maximum number of Ordinary Shares initially available for issuance under equity incentive awards granted pursuant to the 2018 Plan could not exceed 12% of the total outstanding Ordinary Shares as of the time of adoption. On January 1, 2019 and on January 1 of each calendar year thereafter, an additional number of shares equal to 5% of the total outstanding Ordinary Shares on such date (or any lower number of shares as determined by our Board) have and will become available for issuance under the 2018 Plan. As of December 31, 2021, a total of 391,890 Ordinary Shares representing 1.36% of the total outstanding shares as of that date remained available for issuance under the 2018 Plan. On January 1, 2022, pursuant to the annual evergreen provision and following the approval of our Board, an additional 1,440,221 Ordinary Shares, equal to 5% of the total outstanding shares as of January 1, 2021, became available for issuance under the 2018 Plan.

Equity incentive awards may be granted to our employees, non-employee directors, consultants or other advisors, as well as holders of equity compensation awards granted by a company that may be acquired by us in the future. Awards under the 2018 Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards. Options and share appreciation rights will have an exercise price determined by the administrator but that is no less than fair market value of the underlying Ordinary Shares on the date of grant.

As of December 31, 2021, 2,733,846 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2018 Plan, at a weighted-average exercise price of $2.20 per share. Of the foregoing outstanding awards, as of December 31, 2021, options to purchase 485,061 Ordinary Shares, in the aggregate, had vested under the 2018 Plan, with a weighted-average exercise price of $4.96 per share.

The vesting conditions for grants under the 2018 Plan will be determined by the administrator and, in the case of restricted shares and restricted share units, will be set forth in the applicable award documentation.

In the event of a participant’s termination of employment, the administrator may, in its discretion, determine the extent to which an equity incentive award may be exercised, settled, vested, paid or forfeited. In the event of a change in control (as defined in the 2018 Plan) of the Company, the Compensation Committee may, in its discretion, take a number of actions with respect to awards outstanding under the 2018 Plan, including the following: (i) continuing awards or converting such awards into an award or right with respect to shares of the successor or surviving corporation; (ii) immediately vesting and settling awards (or in the case of options and share appreciation rights, providing that such awards will become fully exercisable); (iii) cancelling unvested awards for no consideration; (iv) terminating or cancelling awards in exchange for a cash payment; and (v) providing that awards may be assumed, exchanged, replaced or continued by the successor or surviving corporation with cash, securities, rights or other property. In the event of a structural change of the Company (i.e., a transaction in which the Company’s shares immediately prior to the transaction are converted into or exchanged for shares that represent at least a majority of the share capital of the surviving corporation, such as a re-domestication of the Company or a share flip), outstanding awards will be exchanged or converted into awards to acquire shares of the company (if it is the surviving corporation) or the successor company in accordance with the applicable exchange ratio.

The 2018 Plan is administered by the Board, provided that the Board may delegate its authority to the Compensation Committee to administer the 2018 Plan.

The 2018 Plan provides for granting awards in compliance with Section 102 of the Ordinance, which provides to employees, directors and officers of the Company, who are not controlling shareholders (as defined in the Ordinance) of the Company and are Israeli residents, potential favorable tax treatment for compensation in the form of shares or equity awards issued or granted, as applicable, to a trustee under the Capital Gains Track for the benefit of the relevant employee, director or officer, subject to compliance with the terms and conditions of such tax track. Under the Capital Gains Track, any accounting expense with respect to the grant or issuance of such shares or awards which relates to gain taxed as capital gains is not allowed as a deduction for tax purposes.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Ordinary Shares as of April 28, 2022 by:

•	each person or entity known by us to own beneficially 5% or more of our outstanding Ordinary Shares;
•	each of our directors and executive officers individually; and
•	all of our executive officers and directors as a group.

According to our transfer agent, as of April 28, 2022, there were 65 record holders of our Ordinary Shares. None of our shareholders has different voting rights from other shareholders.

The beneficial ownership of our Ordinary Shares is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership, generally, includes any shares over which a person exercises sole or shared voting or investment power, or the right to receive the economic benefit of ownership. For purposes of the table and the related footnotes, unless described otherwise within the footnotes, we deem Ordinary Shares issuable pursuant to options or warrants that are currently exercisable or exercisable within 60 days as of April 28, 2022 to be outstanding and to be beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group. The percentage of Ordinary Shares beneficially owned is based on 28,804,411 Ordinary Shares outstanding as of April 28, 2022. The beneficial ownership data provided below is based solely on information available to our Company and, in the case of major shareholders who are not otherwise officers or directors, has not been verified further. Except where otherwise indicated, we believe, based on information furnished to us by such owners, that the beneficial owners of the Ordinary Shares listed below have sole investment and voting power with respect to such shares.

Unless otherwise noted below, each shareholder’s address is c/o Entera Bio Ltd., Kiryat Hadassah, Minrav Building - Fifth Floor, Jerusalem, Israel.

Name	Number and Percentage of Ordinary Shares
	Number	Percent
5% or Greater Shareholders (other than directors and executive officers)
D.N.A Biomedical Solutions Ltd.(1)	3,762,960	13.06%
Gakasa Holdings LLC.(2)	2,484,275	8.64%
RA Capital Management, L.P.(3)	2,353,000	8.17%
Executive Officers and Directors:
Yonatan Malca(4)	58.796	*
Dr. Phillip Schwartz(5)	989,910	3.39%
Gerald Lieberman(6)	339,572	1.17%
Dr. Roger J. Garceau(7)	379,196	1.30%
Dr. Hillel Galitzer(8)	306,794	1.06%
Dr. Arthur Santora(9)	47,500	*
Miranda J. Toledano(10)	58,364	*
Gerald M. Ostrov(11)	61,564	*
Sean Ellis(12)	61,564	*
Spiros Jamas(13)	420,693	1.44%
Dana Yaacov-Garbeli(14)	49,688	*
Ron Mayron(15)	36,049	*
Ramesh Ratan(16)	10,000	*
All Directors and Executive Officers as a Group (13 persons)(17)	2,819,690	9.69%

* Less than 1%

(1)	D.N.A Biomedical Solutions Ltd.’s holdings consisted of 3,762,960 Ordinary Shares. D.N.A’s address is at Shimon Hatarsi 43 St., Tel Aviv, Israel.
(2)
Based on the Schedule 13G/A filed by Gakasa Holdings LLC with the SEC on June 14, 2021 regarding its holdings as of May 19, 2021. Gakasa Holdings LLC’s address is 201 S. Biscayne Blvd., Suite 800, Miami, Florida.

(3)
Based on the Schedule 13G filed by RA Capital Management, L.P. with the SEC on June 30, 2021 regarding its holdings as of June 30, 2021. RA Capital Management, L.P.’s address is 200 Berkeley Street, 18th Floor, Boston MA 02116 201.

(4)	Consists of (i) 7,232 Ordinary Shares and (ii) 51,564 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(5)	Consists of (i) 607,410 Ordinary Shares and (ii) 382,500 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(6)	Consists of (i) 140,718 Ordinary Shares and (ii) 198,854 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(7)	Consists of (i) 4,940 Ordinary Shares and (ii) 374,256 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(8)	Consists of (i) 34,106 Ordinary Shares and (ii) 272,688 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(9)	Consists of 47,500 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.

(10)	Consists of (i) 6,800 Ordinary Shares and (ii) 51,564 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(11)	Consists of (i) 10,000 Ordinary Shares and (ii) 51,564 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(12)	Consists of (i) 10,000 Ordinary Shares and (ii) 51,564 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(13)	Consists of (i) 10,000 Ordinary Shares and (ii) 410,693 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 21, 2022.
(14)	Consists of 49,688 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(15)	Consists of (i) 7,000 Ordinary Shares and (ii) 29,049 Ordinary Shares underlying options to acquire Ordinary Shares, exercisable within 60 days of April 28, 2022.
(16)	Consists of 10,000 Ordinary Shares.
(17)	Consists of (i) 848,206 ordinary Shares and (ii) options to acquire 1,971,484 Ordinary Shares, exercisable within 60 days of April 28, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights (#)	Weighted-average exercise price of outstanding options, RSUs, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders			$

2013 Plan	1,583,010	5.71	-
2018 Plan	2,733,850	2.20	391,890
Equity compensation plans not approved by security holders	-	-	-

Total	4,316,860	$3.63	391,890

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2021, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since January 1, 2021, and any currently proposed transactions to which either the Company was a party and in which:

•	The amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and

•
A director, executive officer, holder of more than 5% of the outstanding share capital of the Company, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Indemnification Agreements with Directors

Our Articles provide that we may indemnify each of our directors and officers to the fullest extent permitted by the Companies law. Accordingly, we have entered into standard indemnification agreements with each of our directors, whereby we have undertaken to indemnify each such director, in advance, for losses, damages, costs or expenses that such director may suffer or incur as a result of his or her actions or omissions in such capacity on behalf of the Company in certain circumstances and events, subject to the terms, conditions and limitations set out in the indemnification agreement.

Approval of Related Party Transactions

The Companies Law requires that an “office holder” (as defined in the Companies Law) of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction of the company.

Pursuant to the Companies Law, any transaction with an office holder or in which the office holder has a personal interest must be brought before the Audit Committee, in order to determine whether such transaction is an Extraordinary Transaction.

Pursuant to the Companies Law, our Articles and Entera written policy, in the event that the Audit Committee determines that the transaction is not an Extraordinary Transaction, the transaction will require only Audit Committee approval; if, however, it is determined to be an Extraordinary Transaction, Board approval is also required and, in some circumstances, shareholder approval may also be required. Such a transaction may only be approved if it is determined to be in the best interests of Entera.

A person with a personal interest in the matter generally may not be present at meetings of the Board or certain committees where the matter is being considered and, if a member of the Board or a committee, may generally not vote on the matter.

Transactions with Controlling Shareholders

Under the Companies law, Extraordinary Transactions with a controlling shareholder, or in which the controlling shareholder has a personal interest, and any engagement with a controlling shareholder, or a controlling shareholder’s relative, with respect to the provision of services to the company or their Terms of Office and Employment as an office holder or their employment, if they are not an office holder, generally require the approval of the Audit Committee (or with respect to Terms of Office and Employment, the Compensation Committee), the Board of Directors and the shareholders. If required, shareholder approval must include (i) at least a majority of the shareholders who do not have a personal interest in the transaction and are present and voting at the meeting (abstentions are disregarded), or, alternatively, that (ii) the total shareholdings of the disinterested shareholders who vote against the transaction do not represent more than two percent of the voting rights in the company. Transactions for a period of more than three years generally need to be brought for approval in accordance with the above procedures every three years. A shareholder who holds 25% or more of the voting rights in a company is considered a controlling shareholder for these purposes if no other shareholder holds more than 50% of the voting rights. If two or more shareholders are interested parties in the same transaction, their shareholdings are combined for the purposes of calculating percentages.

Independent Directors

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Amendment No. 1 as defined in the listing standards of Nasdaq: Gerald Lieberman, Ron Mayron, Miranda J. Toledano, Gerald M. Ostrov, Sean Ellis and Yonatan Malca. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this Item 13.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited, or PwC) has served as our independent registered public accounting firm for 2021 and 2020. The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered during the period in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2021	2020
Audit fees (1)	$190,000	$145,000
Tax fees(2)	6,500	17,000
Total fees	$196,500	$162,000

(1)
Includes professional services rendered in connection with the audit of our annual financial statements and the review of our interim financial statements and services related to the company’s initial public offering and other registration statements.

(2)	Tax consulting services.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee is responsible for pre-approving audit and non-audit services provided to us by our independent registered public accounting firm. All of the non-audit services provided to us by the independent auditors following the formation of our Audit Committee were pre-approved by the Audit Committee.

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)	The following exhibits are filed as part of this Amendment No. 1:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer of Entera Bio Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer of Entera Bio Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022	ENTERA BIO LTD.

	By:	/s/ Spiros Jamas
Spiros Jamas
Chief Executive Officer