Form 10-Q
period 2022-03-31
Entera Bio Ltd.
filed 2022-05-12
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 001-38556

ENTERA BIO LTD.
(Exact name of Registrant as specified in its charter)

Israel	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Kiryat Hadassah Minrav Building – Fifth Floor
Jerusalem, Israel	9112002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 972-2-532-7151

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Ordinary Shares, par value NIS 0.0000769 per share	ENTX	Nasdaq Capital Market
Warrants to purchase ordinary shares	ENTXW	Nasdaq Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

As of May 8, 2022, the registrant had 28,804,411 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Quarterly Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Quarterly Report and in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Meaningful factors which could cause actual results to differ include, but are not limited to:

•
the scope, progress and costs of developing our product candidates such as EB613 for Osteoporosis and EB612 for Hypoparathyroidism, including without limitation any changes to the design of the Phase 3 clinical trial of EB613;

•	the accuracy of our estimates regarding expenses, capital requirements, the sufficiency of our cash resources and the need for additional financing;

•
our ability to raise additional funds on commercially reasonable terms, including via our ATM Program (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report);

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

All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. Except as required by applicable law, we are under no duty, and expressly disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (“SEC”).

We encourage you to read Item 1A of this Quarterly Report and our 2021 Annual Report, entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.
ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

ENTERA BIO LTD.
CONDENCED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)
(Unaudited)

A s s e t s	March 31,	December 31,
CURRENT ASSETS:	2022	2021
Cash and cash equivalents	20,109	24,892
Accounts receivable	210	183
Other current assets	1,322	254
TOTAL CURRENT ASSETS	21,641	25,329
NON-CURRENT ASSETS:
Property and equipment, net	163	156
Operating lease right-of-use assets	212	239
Deferred income taxes	250	217
Funds in respect of employee rights upon retirement	46	46
TOTAL NON-CURRENT ASSETS	671	658
TOTAL ASSETS	22,312	25,987
L i a b i l i t i e s and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	199	166
Accrued expenses and other payables	1,993	2,801
Current maturities of operating lease	142	179
Contract liabilities	-	15
TOTAL CURRENT LIABILITIES	2,334	3,161
NON-CURRENT LIABILITIES:
Operating lease liabilities	98	123
Liability for employee rights upon retirement	135	138
TOTAL NON-CURRENT LIABILITIES	233	261
TOTAL LIABILITIES	2,567	3,422
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:

Ordinary Shares, NIS 0.0000769 par value: Authorized - as of March 31, 2022 and December 31, 2021, 140,010,000 shares; issued and outstanding:  - as of March 31, 2022, and December 31, 2021 28,804,411 shares.

	*	*
Additional paid-in capital	105,914	104,950
Accumulated other comprehensive income	41	41
Accumulated deficit	(86,210)	(82,426)
TOTAL SHAREHOLDERS' EQUITY	19,745	22,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	22,312	25,987

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENCED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES	68	157
COST OF REVENUES	54	73
GROSS PROFIT	14	84
OPERATING EXPENSES:
Research and development	1,690	1,124
General and administrative	2,171	1,309
Other income	(12)	(10)
TOTAL OPERATING EXPENSES	3,849	2,423
OPERATING LOSS	3,835	2,339

FINANCIAL INCOME, NET	(44)	(29)
LOSS BEFORE INCOME TAX	3,791	2,310
INCOME TAX BENEFIT	(7)	(14)
NET LOSS	3,784	2,296

LOSS PER SHARE BASIC AND DILUTED	0.13	0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	28,804,411	21,890,100

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares			Accumulated
	Number of shares issued	Amounts	Additional paid-in capital	other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2021	21,057,922	*	77,708	41	(70,239)	7,510
Net loss	-	-	-	-	(2,296)	(2,296)
Issuance of shares due to the ATM program, net of issuance costs	2,546,265	-	9,858	-	-	9,858
Exercise of options to ordinary shares	94,218	-	227	-	-	227
Exercise of warrants to ordinary shares	71,380	-	24	-	-	24
Share-based compensation	-	-	327	-	-	327
Vested restricted share units	7,000	-	-	-	-	-
BALANCE AT March 31, 2021	23,776,785	*	88,144	41	(72,535)	15,650
BALANCE AT JANUARY 1, 2022	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(3,784)	(3,784)
Share-based compensation	-	-	964	-	-	964
BALANCE AT March 31, 2022	28,804,411	*	105,914	41	(86,210)	19,745

* Represents an amount less than one thousand US dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,784)	(2,296)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	16	9
Deferred income taxes	(33)	(52)
Share-based compensation	964	327
Finance income, net	(39)	(19)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	(27)	240
Increase in other current assets	(1,099)	(777)
Increase in accounts payable	33	276
Increase (decrease) in accrued expenses and other payables	(808)	114
Decrease in contract liabilities	(15)	(143)
Net cash used in operating activities	(4,792)	(2,321)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23)	-
Net cash used in investing activities	(23)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares through ATM programs, net of issuance costs	-	9,858
Exercise of options and warrants into shares	-	251
Net cash provided by financing activities	-	10,109
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,815)	7,788
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	24,964	8,663
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	20,149	16,451
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	20,109	16,381
Restricted deposits included in other current assets	40	70
Total cash and cash equivalents and restricted cash	20,149	16,451
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	-	31

* Represents an amount less than one thousand US dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

a.

Entera Bio Ltd. (collectively with its subsidiary, the "Company") was incorporated on September 30, 2009 and commenced operation on June 1, 2010. On January 8, 2018 the Company incorporated Entera Bio Inc., a wholly owned subsidiary incorporated in Delaware, United States. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of orally delivered large molecule therapeutics for use in areas with significant unmet medical need where adoption of injectable therapies is limited due to cost, convenience and compliance challenges for patients. The Company’s most advanced product candidates, EB613 for the treatment of osteoporosis and EB612 for the treatment of hypoparathyroidism, are based on its proprietary technology platform and are both in Phase 2 clinical development. The Company also licenses its technology to biopharmaceutical companies for use with their proprietary compounds and, to date, has completed one such agreement with Amgen Inc.

b.

The Company's securities have been listed for trading on the Nasdaq Capital Market since the Company’s initial public offering in July 2018, in which total of 1,400,000 ordinary shares and 1,400,000 warrants to purchase up to 700,000 ordinary shares were issued in consideration of net proceeds of $9.6 million, after deducting offering expenses.

c.

On December 10, 2018, the Company entered into a research collaboration and license agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”) for the use of the Company’s oral delivery platform in the field of inflammatory disease and other serious illnesses. Pursuant to the Amgen Agreement, the Company and Amgen have agreed to use the Company’s proprietary drug delivery platform to develop oral formulations for one preclinical large molecule program that Amgen has selected. Amgen also has options to select up to two additional programs to include in the Amgen Agreement. Amgen is responsible for the clinical development, regulatory approval, manufacturing and worldwide commercialization of the programs.

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

d.

Since the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred accumulated losses in the amount of $86.2 million through March 31, 2022 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of March 31, 2022 will allow the Company to operate under its current plans into the fourth quarter of 2022. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public or private equity markets or through the license of the Company's technology to additional external parties through partnerships or research collaborations as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about the Company's ability to obtain such funding.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (continued)

e.	Covid-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. During 2021, there was a broad distribution of several vaccinations and medicines to overcome the pandemic. The Company has shifted its operations to co-exist along the pandemic with encouragement of vaccinations to all of its employees. Though the Company sees great progress to overcome the COVID-19 pandemic, still the COVID-19 pandemic may continue to impact the Company’s business operations, with outbursts of new variants of the COVID-19 from time to time, and there is uncertainty in the nature and degree of its continued effects over time

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2022, the consolidated results of operations, statements of changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2022 and 2021.

The consolidated results for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021. The comparative balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for annual financial statements.

b.	Loss per share

Basic loss per share is computed on the basis of the net loss, adjusted to recognize the effect of a down-round feature when it is triggered, for the period divided by the weighted average number of outstanding ordinary shares during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, restricted shares units and warrants, exercisable into 6,238,605 shares and 7,894,997 shares for the periods ended March 31, 2022 and 2021, respectively, because the effect would be anti-dilutive.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

(Unaudited)

c.	Newly issued and recently adopted accounting pronouncements:

Recently issued accounting pronouncements adopted

1)

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832)”, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this guidance did  not have material impact on the company’s consolidated financial statements.

2)

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The adoption of this guidance did not have material impact on the Company’s consolidated financial statements.

NOTE 3 - SHARE-BASED COMPENSATION

a.	On August 23, 2021, the Company’s Board of Directors approved the following option grants which were approved by the shareholders of the Company on October 4, 2021:

i.	Grants of options to purchase ordinary shares with a total fair value of $195 for each of the seven non-executive board members on January 1, 2022. The options will vest over 3 years in twelve equal quarterly instalments starting on January 1, 2022 the vesting commencement date. On January 1, 2022, which is considered the awards grant date, the Company granted 752,899 ordinary shares to non-executive directors with an exercise price of $2.815 per share.

ii.

Grants of options to purchase ordinary shares with a total fair value of $65 for each of the seven non-executive board members on January 1, 2022. The options will vest over 1 year in four equal quarterly instalments starting on January 1, 2022 the vesting commencement date. On January 1, 2022, which is considered the awards grant date, the Company granted 250,964 ordinary shares to non-executive directors with an exercise price of $2.815 per share.

b.

On March 31, 2022, the Company’s Board of Directors approved options grants to purchase 115,000 ordinary shares to certain executive officers and 20,000 options granted to a service provider, with an exercise price of $2.86 per share. The options vest over 4 years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options at the date of grant was $274. 55,000 out of these options are subject to the approval of the shareholders of the Company.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three months ended March 31, 2022
Exercise price	$2.815-$2.86
Dividend yield	-
Expected volatility	69%-70%
Risk-free interest rate	1.35%-2.41%
Expected life - in years	5.5-6.5

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	March 31,	December 31,
	2022	2021
Accrued expenses and other payables:
Employees and employees related	210	147
Income tax	160	134
Provision for vacation	314	308
Accrued expenses	1,309	2,212
	1,993	2,801

NOTE 5- SUBSEQUENT EVENT

On April 28, 2022, options to purchase 220,000 ordinary shares were granted to several employees of the Company, with an exercise price of $2.57 per share. The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report and Item 1A-Risk Factors in this Quarterly Report and our 2021 Annual Report. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in our 2021 Annual Report.

Unless otherwise provided, references to the “Company,” “we,” “us” and “our” refer to Entera Bio Ltd. and its consolidated subsidiary.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of orally delivered large molecule therapeutics for use in areas with significant unmet medical need and where adoption of injectable therapies is limited due to cost, convenience and compliance challenges for patients. We were organized under the laws of the State of Israel on September 30, 2009 and commenced operations on June 1, 2010. We have developed a proprietary platform that enables the oral delivery of injectable proteins and large molecules. Our platform has been tested successfully on numerous molecules of broad characteristics and size. We have advanced our lead oral PTH product, EB613 to Phase 3 (potentially pivotal), and, in December 2018, we entered into a research collaboration and license agreement with Amgen, Inc., referred to as Amgen, for the use of Entera’s oral delivery platform in the field of inflammatory diseases.

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

In November 2018, we had a pre- Investigational New Drug (“IND”) meeting with the FDA to discuss EB613 for the treatment of osteoporosis program, and, in December 2020, we announced that the FDA had reviewed our IND application for EB613 and informed us that we may proceed with our U.S. clinical trial.

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

Hypoparathyroidism is a rare condition in which the body fails to produce sufficient amounts of PTH or the PTH produced lacks biologic activity. Historically, the treatments for hypoparathyroidism have been calcium supplements, active vitamin D analogs (calcitriol or similar drugs) and occasionally phosphate binders, the chronic use of which results in serious side effects and significant costs to patients and the healthcare system. A once-daily injectable form of PTH (1-84), marketed as Natpara®, has been approved for the treatment of hypoparathyroidism; however, Natpara is currently the subject of an FDA recall and is not currently available. Our lead product candidate for hypoparathyroidism, EB612, is delivered orally and can be administered in customized doses several times a day. Studies performed by researchers at the National Institutes of Health, or NIH, have shown that dosing PTH multiple times per day significantly increases the efficacy of therapy and may be more effective for treating hypoparathyroidism. These studies found that the total daily PTH dose required to maintain serum calcium in the normal or near-normal range was reduced by 50% with twice-daily PTH (1-34) and also demonstrated that twice-daily dosing achieved better control over serum calcium and urinary calcium excretion as compared to once-daily dosing. In addition, based on the market research we conducted in osteoporosis, we believe patients generally prefer orally-administered drugs. For these reasons, we believe EB612 dosed two or more times during the day may be clinically superior to the existing daily therapy and has the potential to become the standard of care, if approved, for hypoparathyroidism.

In 2015, we successfully completed a Phase 2a trial for EB612. Although our Phase 2a trial involved a smaller number of patients, was conducted for a shorter duration and did not include an initial dose optimization period, in each case in comparison to the design of the pivotal trial used for regulatory approval of Natpara (the REPLACE trial), our trial showed the potential for similar efficacy. In the third quarter of 2019, we reported the results of a second Phase 2 clinical trial that included one day of dosing with EB612 to evaluate the pharmacokinetic/pharmacodynamics, or PK/PD, profile of various EB612 dose regimens compared with Natpara. The results from this study demonstrated that EB612 was effectively delivered into the blood stream and activated PTH-dependent biological pathways that are inadequately activated in patients with hypoparathyroidism. In addition, the various dosing regimens demonstrated positive impacts on serum calcium, urine calcium and serum phosphate levels. No serious adverse events were reported. We have developed an improved formulation of EB612 based on new intellectual property and optimization of the PK profile for hypoparathyroidism and are evaluating this in preclinical and human PK/PD studies in 2022. These data will help determine the design of a pivotal Phase 2b or Phase 3 trial of EB612 in patients with hypoparathyroidism in which the dose frequency would be titrated to control hypocalcemia, normalize serum phosphate and reduce renal calcium excretion.

After our planned completion of additional formulation and development activities, we expect to initiate a multi-site Phase 2b/3 clinical trial of EB612 for the treatment of hypoparathyroidism, which will further evaluate the dosage, effectiveness and safety profile of EB612 in an expanded population of patients with hypoparathyroidism. We expect that this Phase 2b/3 trial, when initiated, will be designed to replicate the REPLACE trial in many aspects and to achieve a significant reduction in urinary calcium. If successful, the phase 2b/3 clinical trial of EB612 in hypoparathyroidism may potentially support a submission for regulatory approval of EB612.

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

In December 2018, we entered into a research collaboration and license agreement with Amgen. Under the agreement, we and Amgen have agreed to collaborate on the development and discovery of clinical candidates in the field of inflammatory disease and other serious illnesses. Specifically, we and Amgen have agreed to use our proprietary drug delivery platform to help Amgen develop oral formulations for up to three large molecule drug candidates within Amgen’s pipeline. Further, under the terms of the agreement, we have agreed to conduct preclinical development activities, at Amgen’s expense, and Amgen will be responsible for research, clinical development, manufacturing and commercialization of any of the resulting programs, at its expense. We will be eligible to receive from Amgen aggregate payments of up to $270 million upon achievement of various clinical and commercial milestones or Amgen’s exercise of its option to select up to two additional programs to include in the collaboration, as well as tiered royalty payments based on percentages ranging from the low to mid-single digits based on the level of Amgen’s net sales of any applicable products, if approved. We will retain all intellectual property rights to our drug delivery technology, which under this collaboration will be licensed to Amgen exclusively for Amgen’s selected drug targets. Amgen will retain all rights to its large molecules, including any subsequent improvements.

In February 2021, we announced that we had initiated a new research program for an oral glucagon-like peptide-2 (GLP-2) analog based on the Company’s platform technology. GLP-2, a peptide produced in the intestine and the central nervous system via the brainstem and hypothalamus, is known to enhance intestinal absorption, specifically the increased absorption of nutrients. The only GLP-2 analog currently on the market, teduglutide, was approved in 2012 as a once daily injection for the treatment of short bowel syndrome in the United States and Europe, registering global sales of $613 million in 2020. In preclinical models, our oral formulation of a GLP-2 analog has shown a comparable pharmacokinetic profile to a subcutaneous injection. In addition, GLP-2 analogs are an important category of new therapies for many metabolic diseases and therefore we believe this product candidate is well positioned for partnering opportunities.

We intend to utilize future funds, as available, to advance EB613 and EB612 through clinical development and ultimately towards regulatory approval. To date, we have funded our operations through both public and private sales of our Ordinary Shares and other equity or equity-linked securities, convertible debt, government grants and through revenues generated from research collaboration and our license agreement with Amgen. We have no products that have received regulatory approval and have never generated revenue from product sales.

Since our inception, we have raised a total of $84.7 million in various public and private equity offerings, as well as from grants, and the exercise of options and warrants.. Since inception, we have incurred significant losses. For the three months ended March 31, 2022 and 2021, our operating losses were $3.8 and $2.3 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $86.2 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and payments under the collaboration with Amgen or any future collaborations into which we may enter.

As of March 31, 2022, we had cash and cash equivalents of $20.1 million. In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2021, expressing the existence of substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See “Item 1A—Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital” in our 2021 Annual Report.

As of March 31 2022, we had 21 full-time employees and five consultants who provide services to us on a part-time basis. Our operations are located in Jerusalem, Israel.

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

The amount that must be repaid may be increased up to six times the amount of the grant received, and the rate of royalties may be accelerated, if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant. Following the signing of the Amgen Agreement, we have been required to pay 5.38% of each payment by Amgen and up to 600% of the grant received. As of March 31, 2022, we had paid royalties to the IIA in the amount of $79,000 related to the Amgen Agreement.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Financial Overview

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

Under the Amgen Agreement, through March 31, 2022, we had received an aggregate amount of $968,000 from Amgen for research and development services.

We recognize revenues, including revenues under the Amgen Agreement, according to ASC 606, "Revenues from Contracts with Customers”.

According to ASC 606, a performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. A good or service promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Options granted to the customer that do not provide a material right to the customer that it would not receive without entering into the contract do not give rise to performance obligations. We identified two performance obligations in the agreement: the license to use the Company's proprietary drug delivery platform and pre-clinical research and development services (“pre-clinical R&D services”). The license to our intellectual property has significant standalone functionality because we are not required to continue to support, develop or maintain the intellectual property transferred and will not undertake any activities to change the standalone functionality of the intellectual property. Therefore, we recognized the revenues related to this performance obligation in December 2018 at the point in time that control of the license was transferred to Amgen. The preclinical R&D services that we provide from time-to-time under the Amgen Agreement include discovery, research and design preclinical activities relating to the programs selected by Amgen. Revenues attributed to the preclinical R&D services are recognized during the period the pre-clinical R&D services are provided according to the input model method on a cost-to-cost basis. Each of these items met the definition of distinct performance obligation. The Company evaluated the standalone selling price of the pre-clinical R&D services at $225,000 and the right to use the intellectual property at $500,000.

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

We did not recognize any revenues from royalties since royalties are payable based on future commercial sales, as defined in the Amgen Agreement and there were no commercial sales as of the date of the financial statements

For the three months ended March 31, 2022 and 2021, we recognized revenues from the Amgen Agreement in the total amounts of $38,000 and $157,000, respectively.

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

Research expenses are generally recognized as incurred. An intangible asset arising from the development of our product candidates is recognized if certain capitalization conditions are met. For the three months ended March 31, 2022 and 2021, we did not capitalize any development costs.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended March 31, 2022 and 2021, our research and development expenses were $1.7 million and $1.1 million, respectively. Research and development expenses for both the three months ended March 31, 2022 and 2021 were primarily for the development of EB613. The successful development of our product candidates is highly uncertain. At this time we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Financial Expenses (Income), Net

Financial expenses (income), net is composed primarily of exchange rate differences of certain currencies against our functional currency.

Taxes on Income

We have not generated taxable income since our inception, and, as of March 31, 2022, we had carry-forward tax losses of $58.9 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

As of March 31, 2022, our subsidiary, Entera Bio Inc., had no carry forward tax losses.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
	(In thousands, except for percentage information)
Revenues	$68	$157	$(89)	(57)%
Cost of revenues	$54	$73	(19)	(26)%
Operating expenses:
Research and development expenses	$1,690	$1,124	$566	50%
General and administrative expenses	$2,171	$1,309	$862	66%
Other income	$(12)	$(10)	$(2)	20%
Operating loss	$3,835	$2,339	$1,496	64%
Financial income, net	$(44)	$(29)	$(15)	52%
Income tax benefit	$(7)	$(14)	$7	(50)%
Net loss	$3,784	$2,296	$1,488	65%

Revenue

Revenues for the three months ended March 31, 2022 and 2021 were $68,000 and $157,000, respectively. For both the three months ended March 31, 2022 and 2021, the majority of our revenues were attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement and other Material Transfer Agreements, or MTA agreements.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 was $54,000 compared to $73,000 for the three months ended March 31, 2021 and were primarily attributed to salaries and related expenses in connection with the R&D services provided to Amgen and other MTA agreements.

Research and Development Expenses

Research and development expenses for three months ended March 31, 2022 were $1.7 million, as compared to $1.1 million for the three months ended March 31, 2021. The increase of $0.6 million was primarily due to an increase of $0.5 million in materials, production costs and pre-clinical activity as part of the preparation for our Phase 3 clinical trial for EB613 and an increase of $0.3 million in employees compensation, including share-based compensation. The increase was partially offset by a decrease of $0.2 million in other clinical trial expenses related to our Phase 2 trial for EB613 that was completed in June 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $2.2 million, compared to $1.3 million for the three months ended March 31, 2021. The increase of $0.9 million was mainly attributable to an increase of $0.6 million in share-based compensation granted to non-executive directors, an increase of $0.2 million in professional fees and an increase of $0.1 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the three months ended March 31, 2022 and 2021 was $44,000 and $29,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended March 31, 2022 and 2021, our operating losses were $3.8 million and $2.3 million. respectively. As of March 31, 2022, we had an accumulated deficit of $86.2 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See in “Item 1A-Risk Factors” in our 2021 Annual Report.

Since our inception, we have raised a total of $84.7 million, including $25.3 million through our Prior ATM Program and our ATM Programs (each as defined below), of which $21.8 million was raised in 2021, $14.3 million in our December 2019 private placement, $11.2 in our IPO in 2018 and $33.9 in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, through March 31, 2022, we had have received approximately $1.4 million under the Amgen Agreement.

As of March 31, 2022, we had cash and cash equivalents of $20.1 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

In July 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent, to implement an at-the-market offering program under which we, from time to time, were able to offer and sell our Ordinary Shares, having an aggregate offering price of up to $13.9 million (the “Prior ATM Program”). The sales agent was entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses.

On July 13, 2020, we filed with the SEC a shelf registration statement on a Form F-3 for the registration of our Ordinary Shares that we may, from time to time, offer and sell in one or more offerings, with an aggregate offering price of up to $100 million. In addition, certain Ordinary Shares under such Form F-3 were offered, issued and sold pursuant to Prior ATM Program and the ATM Program (as defined below). However, following our transition from foreign private issuer to domestic issuer status beginning January 1, 2022 and the filing of our 2021 Annual Report, we are no longer be able to make use of such shelf registration statement on Form F-3 and will need to file a new registration statement on a form applicable to domestic issuers, such as Form S-3, should we wish to engage in further public offerings of our Ordinary Shares, including further sales pursuant to the ATM Program.

The Prior ATM Program terminated in accordance with its terms following our sale of the full dollar amount of Ordinary Shares permitted thereunder. On May 7, 2021 we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, under which we, from time to time, may had been able to offer and sell up to 5,000,000 Ordinary Shares (the “ATM Program”). The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. For the year ended December 31, 2021, we sold an aggregate of 2,546,265 Ordinary Shares under the Prior ATM Program and 1,764,860 Ordinary Shares under the ATM Program, the aggregate proceeds of which amounted to $21.8 million, net of issuance costs. As noted above, unless and until we file a new registration statement with the SEC with respect to the ATM Program, and the SEC declares such registration statement effective, we may not effect any further sales under the ATM Program. We can provide no assurance that any such new registration statement will be filed or become effective.

Funding Requirements

We believe that our existing capital resources, not including potential milestone payments, will be sufficient to meet our projected operating requirements into the fourth quarter of 2022.

We have based these estimates on assumptions that maybe the different from the actual results , and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, and the extent to which we may enter into collaborations with third parties for development of these or other product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current and future product candidates. Our future capital requirements will depend on many factors, including:

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

We are in the process of evaluating various financing alternatives in the public or private equity markets, and through license of our technology to additional external parties through partnerships or research collaborations as we will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about our ability to obtain such funding.

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

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report note that there is substantial doubt about our ability to continue as a going concern as of such date. This means that our management has expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The unaudited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31, (unaudited)
	2022	2021
	(in thousands)
Net Cash used in operating activities	$(4,792)	$(2,321)
Net Cash used in investing activities	(23)	-
Net Cash provided by financing activities	-	10,109
Net (decrease) increase in cash and cash equivalents	$(4,815)	$7,788

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $4.8 million, consisting primarily of our operating loss of $3.8 million and an increase of $2.0 million in our working capital which was partially offset by approximately $1.0 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the three months ended March 31, 2021 was $2.3 million consisting primarily of our operating loss of $2.3 million and an increase of $0.3 million in working capital which were offset by $0.3 million of share-based compensation expense.

The increase of $2.5 million in cash used in operating activities for the three months ended March 31, 2022 compared to the same period in 2021 was mainly attributed to an increase of $1.5 million in our operating loss, a decrease of $1.6 in working capital mainly due to a decrease in payments to suppliers and services providers, which were partially offset by an increase of $0.6 million in share-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 consisted primarily of the purchase of property and equipment.

For the three months ended March 31, 2021, no cash was used in or provided by investing activities.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2022, no cash was used in or provided by financing activities.

Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of the net proceeds of $9.9 million from the issuance of Ordinary Shares under our ATM Program, and exercises of options and warrants.

Contractual Obligations

    There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report.

Critical Accounting Policies and Estimates

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our consolidated financial statements and related notes included in the 2021 Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There have been no changes to our critical accounting policies or their application since the date of the 2021 Annual Report.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Israel-based Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2022, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERA BIO LTD.

Date: May 12, 2022	/s/ Spiros Jamas
Spiros Jamas Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Israel-based CFO
(Principal Financial and Accounting Officer)