Form 10-Q
period 2022-09-30
Entera Bio Ltd.
filed 2022-11-10
CIK 1638097

p

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐      No ☒

As of November 7, 2022, the registrant had 28,809,922 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

•
our ability to raise additional funds on commercially reasonable terms, including via our SVB ATM Program (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report);

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

ENTERA BIO LTD.
 CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2022	2021
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	14,323	24,892
Accounts receivable	233	183
Other current assets	634	254
TOTAL CURRENT ASSETS	15,190	25,329
NON-CURRENT ASSETS:
Property and equipment, net	152	156
Operating lease right-of-use assets	126	239
Deferred income taxes	66	217
Funds in respect of employee rights upon retirement	6	46
TOTAL NON-CURRENT ASSETS	350	658
TOTAL ASSETS	15,540	25,987
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	413	166
Accrued expenses and other payables	651	2,801
Current maturities of operating lease	129	179
Contract liabilities	-	15
TOTAL CURRENT LIABILITIES	1,193	3,161
NON-CURRENT LIABILITIES:
Operating lease liabilities	3	123
Liability for employee rights upon retirement	32	138
TOTAL NON-CURRENT LIABILITIES	35	261
TOTAL LIABILITIES	1,228	3,422
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of September 30, 2022 and
December 31, 2021, 140,010,000 shares; issued and outstanding: - as of September
30, 2022 and December 31, 2021, 28,809,922 and 28,804,411 shares, respectively
	*	*
Additional paid-in capital	106,733	104,950
Accumulated other comprehensive income	41	41
Accumulated deficit	(92,462)	(82,426)
TOTAL SHAREHOLDERS' EQUITY	14,312	22,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	15,540	25,987

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021

REVENUES	120	406	8	140
COST OF REVENUES	93	237	6	65
GROSS PROFIT	27	169	2	75
OPERATING EXPENSES:
Research and development	4,497	4,122	1,413	1,771
General and administrative	5,512	4,208	1,460	1,535
Other income	(33)	(32)	(6)	(11)
TOTAL OPERATING EXPENSES	9,976	8,298	2,867	3,295
OPERATING LOSS	9,949	8,129	2,865	3,220

FINANCIAL (INCOME) LOSS, NET	(96)	2	8	7
LOSS BEFORE INCOME TAX	9,853	8,131	2,873	3,227
INCOME TAX BENEFIT (EXPENSES)	183	(44)	194	(13)
NET LOSS	10,036	8,087	3,067	3,214

LOSS PER SHARE BASIC AND DILUTED	0.35	0.32	0.11	0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	28,807,470	25,203,221	28,809,922	28,680,833

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total

BALANCE AT JANUARY 1, 2022	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(10,036)	(10,036)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	1,770	-	-	1,770
BALANCE AT SEPTEMBER 30, 2022	28,809,922	*	106,733	41	(92,462)	14,312

BALANCE AT JULY 1, 2022	28,809,922	*	106,623	41	(89,395)	17,269
Net loss	-	-	-	-	(3,067)	(3,067)
Share-based compensation	-	-	110	-	-	110
BALANCE AT SEPTEMBER 30, 2022	28,809,922	*	106,733	41	(92,462)	14,312

BALANCE AT JANUARY 1, 2021	21,057,922	*	77,708	41	(70,239)	7,510
Net loss	-	-	-	-	(8,087)	(8,087)
Issuance of shares due to the ATM program, net of issuance costs	4,386,728	*	21,805	-	-	21,805
Exercise of options to ordinary shares	157,711	*	397	-	-	397
Exercise of warrants to ordinary shares	3,175,050	*	3,158	-	-	3,158
Share-based compensation	-	-	1,493	-	-	1,493
Vested restricted share units	7,000	-	-	-	-	-
BALANCE AT SEPTEMBER 30, 2021	28,784,411	*	104,561	41	(78,326)	26,276

BALANCE AT JULY 1, 2021	28,286,211	*	101,348	41	(75,112)	26,277
Net loss	-	-	-	-	(3,214)	(3,214)
Issuance of shares due to the ATM program, net of issuance costs	440,463	*	2,463	-	-	2,463
Exercise of options to ordinary shares	57,737	*	122	-	-	122
Share-based compensation	-	-	628	-	-	628
BALANCE AT SEPTEMBER 30, 2021	28,784,411	*	104,561	41	(78,326)	26,276

* Represents an amount less than one thousand US dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,036)	(8,087)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	48	39
Deferred income taxes	151	(166)
Share-based compensation	1,770	1,493
Finance income, net	(74)	(6)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	(50)	3
Increase in other current assets	(380)	(198)
Increase in accounts payable	247	161
Increase (decrease) in accrued expenses and other payables	(2,149)	368
Decrease in contract liabilities	(15)	(158)
Net cash used in operating activities	(10,488)	(6,551)
CASH FLOWS FROM INVESTING ACTIVITIES:
Funds with respect to employee rights upon retirement	(55)	-
Purchase of property and equipment	(44)	(7)
Net cash used in investing activities	(99)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares through ATM programs, net of issuance costs	-	21,805
Exercise of options and warrants into shares	13	3,555
Net cash provided by financing activities	13	25,360
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,574)	18,802
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	24,964	8,663
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	14,390	27,465
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	14,323	27,395
Restricted deposits included in other current assets	67	70
Total cash and cash equivalents and restricted cash	14,390	27,465
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	-	31
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	165	2

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS:

a.
Entera Bio Ltd. (collectively with its subsidiary, the "Company") was incorporated on September 30, 2009 under the laws of the State of Israel and commenced operations on June 1, 2010. On January 8, 2018, the Company incorporated Entera Bio Inc., a wholly owned subsidiary incorporated in Delaware, United States. The Company is a leader in the development of orally delivered macromolecule therapeutics, including peptides and other therapeutic proteins. The Company applies its platform for use in areas with significant unmet medical need, where adoption of injectable therapies is limited due to cost, convenience and compliance challenges for patients. The Company’s most advanced product candidates, EB613 for the treatment of osteoporosis and EB612 for the treatment of hypoparathyroidism, are based on its proprietary technology platform and are both in clinical development. Additionally, the Company intends to license its oral delivery technology to biopharmaceutical companies for use with their proprietary compounds. Entera established such a collaboration with Amgen Inc. (“Amgen”) in December 2018, for the use of the Company’s oral delivery platform in the field of inflammatory diseases.

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

c.
On December 10, 2018, the Company entered into a research collaboration and license agreement with Amgen (the “Amgen Agreement”) for the use of the Company’s oral delivery platform in the field of inflammatory disease and other serious illnesses. Pursuant to the Amgen Agreement, the Company and Amgen have agreed to use the Company’s proprietary drug delivery platform to develop oral formulations for one preclinical large molecule program that Amgen has selected. Amgen also has options to select up to two additional programs to include in the Amgen Agreement. Amgen is responsible for the clinical development, regulatory approval, manufacturing and worldwide commercialization of the programs.

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

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS:

Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred accumulated losses in the amount of $92.5 million through September 30, 2022 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of September 30, 2022 will allow the Company to operate under its current plans through the second quarter of 2023. This assumes ongoing R&D, the Hypo PK study and continued investments in production, analytics, and clinical research operations to enable initiation of EB613 phase 3 during the second half of 2023. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public or private equity markets or through the license of the Company's technology to additional external parties through partnerships or research collaborations as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about the Company's ability to obtain such funding. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

d.
Covid-19

Since the World Health Organization declared the outbreak of COVID-19 a pandemic in March 2020, the Company has adjusted its operations to co-exist with the pandemic and has encouraged its employees to get vaccinated against COVID-19. Though the effects of the pandemic have generally lessened, its effects may continue to impact the Company’s business operations, include due to new variants of the virus from time to time, and there is uncertainty in the nature and degree of its continued effects over time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.
Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2022, the consolidated results of operations, statements of changes in shareholders' equity for the three and nine-month periods ended September 30, 2022 and 2021 and cash flows for the nine-month periods ended September 30, 2022 and 2021.

The consolidated results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021 as filed with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2022. The comparative balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for annual financial statements.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Loss per share

Basic loss per share is computed on the basis of the net loss for the period, divided by the weighted average number of outstanding ordinary shares during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants exercisable into 6,239,921 shares and 7,025,691 shares for the nine months ended September 30, 2022 and 2021, respectively, and 6,068,670 shares and 5,492,432 shares for the three months ended September 30, 2022 and 2021, respectively, because the effect would be anti-dilutive.

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

i.

Grants of options to purchase ordinary shares with a total fair value 0f $195 for each of the seven non-executive board members on January 1, 2022. The options will vest over three years in twelve equal quarterly instalments starting on January 1, 2022, which was the vesting commencement date. On January 1, 2022, which is considered the awards grant date, the Company granted options to purchase 752,899 ordinary shares to non-executive directors with an exercise price of $2.815 per share.

ii.

Grants of options to purchase ordinary shares with a total fair value 0f $65 for each of the seven non-executive board members on January 1, 2022. The options will vest over one year in four equal quarterly instalments starting on January 1, 2022, which was the vesting commencement date. On January 1, 2022, which is considered the awards grant date, the Company granted options to purchase 250,964 ordinary shares to non-executive directors with an exercise price of $2.815 per share.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - SHARE-BASED COMPENSATION (continued):

b.	On March 31, 2022, the Company’s Board of Directors approved the following option grants:

i.	options to purchase 80,000 ordinary shares to an executive officer and a service provider, in each case, with an exercise price of $2.86 per share. The fair value of the options was $147.

ii.

options to purchase 55,000 ordinary shares to certain executive officers with an exercise price of $2.86 per share. This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 7, 2022. The fair value of the options was $37.

The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date.

c.
On April 28, 2022, the Company’s Board of Directors approved options grants to purchase 220,000 ordinary shares to employees with an exercise price of $2.57 per share. The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options was $364.

d.

On May 11, 2022, the Company’s Board of Directors approved a grant of options to purchase 500,000 ordinary shares to Ms. Miranda Toledano, who was serving as the Company’s Chief Financial Officer at the time of the grant. Ms. Toledano has since been appointed the Company’s Chief Executive Officer (as described in Note 3(e) below). This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 7, 2022. These options have an exercise price of $2.00 per share and vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options was $390.

e.

On July 15, 2022, the Company’s Board of Directors appointed Ms. Miranda Toledano as the Company’s Chief Executive Officer and approved a grant of options to purchase 600,000 ordinary shares at an exercise price of $1.40 per share, which are in addition to the options described in note 3d above. This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 7, 2022. The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the applicable grant date. The fair value of the options was $524.

In addition, upon the occurrence of a Triggering Event (as defined below) and subject to the approval of the Board of Directors, Ms. Toledano will be granted additional options to purchases 200,000 ordinary shares. The exercise price will be determined at the time of the Board of Directors’ approval.

"Triggering Event" means the earlier of the following events: (i) the execution by the Company of a binding strategic or partnership agreement with a strategic partner to fund the Company's Phase III FDA Trial; or (b) raising sufficient funding to complete the Company's Phase III FDA Trial, in each case as such event is approved by the Board of Directors.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - SHARE-BASED COMPENSATION (continued):

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:
Nine months
ended September 30, 2022
Exercise price	$1.40-$2.86
Dividend yield	-
Expected volatility	69%-70.2%
Risk-free interest rate	1.35%-3.36%
Expected life - in years	5.5-6.5

f.

On June 15, 2022, the Company entered into a separation agreement with Dr. Phillip Schwartz, the Company’s former President of R&D, under which Dr. Schwartz agreed to continue to provide services to the Company until July 21, 2022 (the “Separation Date”). Pursuant to the terms of the separation agreement, which were approved by the Company’s shareholders on September 7, 2022, Dr. Schwartz received a full acceleration of his unvested options, as of the Separation date, to purchase 68,750 ordinary shares granted in April 2021 that otherwise would have been forfeited. These options, together with 31,250 already vested options granted in April 2021 and 357,500 already vested options to purchase ordinary shares granted in 2017, will be exercisable for a period of 10 years from their respective initial grant dates.

The acceleration described above was recognized as a "Type III" modification; therefore, on the shareholder approval date, the Company recognized the incremental costs of unvested options based on the fair value of the options on such date.  In addition, the extension of the exercise period for the vested awards was recognized as a "Type I" modification. The total expense amount was $112 thousand, which was classified as additional share-based compensation costs in the research and development expenses.

In addition, the separation agreement provides for the following payments to Dr. Schwartz, all of which would have otherwise been payable in accordance with either Israeli law or pursuant to his existing employment agreement: a one-time cash separation payment in an amount equal to NIS 537,600 (approximately $155.9) and additional payments of NIS 737,771 (approximately $214.0) in respect of all other ongoing accrued benefits, subject to any mandatory deductions.  The foregoing payments were recognized in the research and development expenses.

g.
On July 15, 2022, the Company entered into a mutual separation agreement with the Company’s former Chief Executive Officer, Dr. Spiros Jamas.  Pursuant to the separation agreement, Dr. Jamas received the following benefits: (i) a one-time lump sum payment of his annual base salary for a period of 13 months, for a total gross amount equal to $411.7; and (ii) an extension of the exercise period for the vested portion of the options granted on January 4, 2021, based on the award original terms, representing an aggregate of 492,832 ordinary shares, through the end of a two-year period commencing on July 15, 2022. Effective July 15, 2022, upon termination of the employment agreement with Dr. Jamas, the remaining 821,386 unvested options were forfeited and recognized as a reverse of expense of $457 in the general and administrative expenses.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	September 30,	December 31,
Accrued expenses and other payables:	2022	2021
Employees and employees related	159	147
Income tax	-	134
Provision for vacation	114	308
Accrued expenses	378	2,212
	651	2,801

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

The Company’s most advanced product candidates, EB613 for the treatment of osteoporosis and EB612 for the treatment of hypoparathyroidism, are in clinical development. The Company also aims to license its oral delivery technology to biopharmaceutical companies for use with their proprietary compounds. Entera established such a collaboration with Amgen Inc., referred to as Amgen, in December 2018, for the use of Entera’s oral delivery platform in the field of inflammatory diseases. See “Patent Transfer, licensing Agreements and Grant Funding—Amgen Research Collaboration and License Agreement” below for more information.

Parathyroid hormone (PTH) is an 84-amino acid hormone and the primary regulator of calcium and phosphate metabolism in bone and in the kidney. Our lead product candidates are EB613 for the treatment of osteoporosis and EB612 for the treatment of hypoparathyroidism. Both EB613 and EB612 are first in class oral formulations of synthetic human PTH (1-34), (teriparatide), a peptide consisting of the first 34 amino acids of PTH, which represent the functional region of the hormone. In total, more than 260 subjects have participated in Entera’s clinical trials to date. Entera’s oral PTH (1-34) formulations have been administered collectively to a total of 225 subjects in two Phase 1 studies and three phase 2 studies (161 subjects in our Phase 2 osteoperosis study and 35 subjects in two phase 2 hypoparathyroidism studies).

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

To date, we have completed two Phase 1 clinical trials and a six-month placebo-controlled Phase 2 double-blind, dose-ranging trial of EB613 in patients with osteoporosis in Israel. The dose ranging Phase 2 study in postmenopausal women with low bone mass met its primary and key secondary endpoints and was presented in a late-breaker oral presentation at the 2021 ASBMR Annual Meeting. For the primary efficacy endpoint, a statistically significant increase in P1NP (a bone formation marker) at 3 months was achieved. A significant dose response was observed for 0.5, 1.0, 1.5 and 2.5 mg oral PTH doses on P1NP, Osteocalcin and bone mineral density (“BMD”). Subjects receiving the 2.5 mg dose of EB613 showed significant dose-related increases in BMD at the lumbar spine, total hip, and femoral neck at six months. Subjects receiving the 2.5 mg dose of EB613 daily for six months had a significant placebo adjusted increase of 3.78% in lumbar spine BMD (p<0.008) which is similar to the 3.9% increase in lumbar spine BMD seen with Forteo® at six months in clinical studies reported in published literature. Increases in total hip and femoral neck BMD were greater than those previously reported with Forteo.® EB613 exhibited was well tolerated, with no drug related serious adverse events. The most common adverse events included mild nausea, moderate back pain, moderate headache, and moderate upper abdominal pain.

In November 2018, we had a Pre-Investigational New Drug (“Pre-IND”) meeting with the FDA to discuss our EB613 program for the treatment of osteoporosis. In December 2020, we announced that the FDA had reviewed our October 2020 IND Application and informed us that we may proceed with our U.S. clinical pharmacology study. In December 2021 we held an end-of-Phase 2 meeting with the FDA to review the six-month phase 2 results and our proposed Head-to-Head Non-Inferiority Phase 3 study protocol vs. Forteo®, our nonclinical and clinical development plan and the use of BMD, rather than fracture incidence, as the primary endpoint to support a New Drug Application (“NDA”). Following our End of Phase 2 Meeting with the FDA, Entera redesigned the pivotal phase 3 study for EB613 based on the FDA’s suggestion to explore a placebo-controlled trial. A Type C meeting with the FDA in relation to Entera’s proposed Phase 3 registrational study was held in the second half of 2022 and in October 2022, the Company concluded its Type C meeting and the FDA agreed that a single Phase 3 placebo-controlled study could support an NDA submission of EB613 (oral hPTH (1-34), teriparatide tablets) under the 505(b)(2) regulatory pathway. The FDA also agreed that Total BMD could serve as the primary endpoint of the registrational study in post-menopausal osteoporosis patients.

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

Since our inception, we have raised a total of $84.7 million in various public and private equity offerings, as well as from grants, and the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended September 30, 2022 and 2021, our operating losses were $2.9 million and $3.2 million, respectively. In addition, for the nine months ended September 30, 2022 and 2021, our operating losses were $9.9 million and $8.1 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $92.5 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and payments under the collaboration with Amgen or any future collaborations into which we may enter.

As of September 30, 2022, we had cash and cash equivalents of $14.3 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements through the second quarter of 2023. This assumes ongoing R&D, the Hypo PK study and continued investments in production, analytics, and clinical research operations to enable initiation of EB613 phase 3 during the second half of 2023. This does not include potential partnership payments.

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

As of September 30, 2022, we had 19 full-time employees and three consultants who provide services to us on a part-time basis. Our operations are located in Jerusalem, Israel.

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

Israeli Innovation Authority Grants

We have received grants of approximately $0.5 million from the Israeli Innovation Authority (“IIA”) to partially fund our research and development. The grants are subject to certain requirements and restrictions under the Israeli Encouragement of Research, Development and Technological Innovation in Industry Law 5477-1984, referred to as the Research Law. In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants, including EB613, EB612 and any other oral PTH product candidates we may develop. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received, and the rate of royalties may be accelerated, if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant. Following the signing of the Amgen Agreement, we have been required to pay 5.38% of each payment by Amgen and up to 600% of the grant received. As of September 30, 2022, we had paid royalties to the IIA in the amount of $79,000 related to the Amgen Agreement.

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

Under the Amgen Agreement, through September 30, 2022, we had received an aggregate of $968,000 from Amgen for research and development services. In addition, we have several Material Transfer Agreements, or MTA agreements, under which we generate revenue.

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

For the three months ended September 30, 2022 and 2021, we recognized revenues from the Amgen Agreement and other MTA agreements in the total amounts of $8 thousand and $140 thousand, respectively. In addition, we recognized $120 thousand and $406 thousand under these agreements for the nine months ended September 30, 2022 and 2021, respectively.

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

Research expenses are generally recognized as incurred. An intangible asset arising from the development of our product candidates is recognized if certain capitalization conditions are met. For the three and nine months ended September 30, 2022 and 2021, we did not capitalize any development costs.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended September 30, 2022 and 2021, our research and development expenses were $1.4 million and $1.8 million, respectively. For the nine months ended September 30, 2022 and 2021, our research and development expenses were $4.5 million and $4.1 million, respectively. Research and development expenses for both the three and nine months ended September 30, 2022 and 2021 were primarily for the development of EB613, which is our most-advanced product candidate. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Financial (Income) Loss, Net

Financial (income), loss, net is composed primarily of exchange rate differences of certain currencies against our functional currency.

Taxes on Income

We have not generated taxable income since our inception, and, as of September 30, 2022, we had carry-forward tax losses of $64.2 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

As of September 30, 2022, our subsidiary, Entera Bio Inc., had no carry forward tax losses.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
	(In thousands, except for percentage information)
Revenues	$8	$140	$(132)	(94)%
Cost of revenues	$6	$65	$(59)	(91)%
Operating expenses:
Research and development expenses	$1,413	$1,771	$(358)	(20)%
General and administrative expenses	$1,460	$1,535	$(75)	(5)%
Other income	$(6)	$(11)	$5	(45)%
Operating loss	$2,865	$3,220	$(355)	(11)%
Financial loss, net	$8	$7	$1	14%
Income tax benefit	$194	$(13)	$207	(1,592)%
Net loss	$3,067	$3,214	$(147)	(5)%

Revenue

Revenues for the three months ended September 30, 2022 and 2021 were $8,000 and $140,000, respectively. For both the three months ended September 30, 2022 and 2021, the majority of our revenues were attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. The decrease in revenue for the quarter ended September 30, 2022 as compared to the prior year period was primarily due to finalization of third year pre-clinical R&D services.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 was $6,000 compared to $65,000 for the three months ended September 30, 2021 and was primarily attributed to salaries and related expenses in connection with the R&D services provided to Amgen. The decrease in cost of revenues for the three months ended September 30, 2022 was primarily due to decreased revenues under the Amgen Agreement, as described above.

Research and Development Expenses

Research and development expenses for three months ended September 30, 2022 were $1.4 million, as compared to $1.8 million for the three months ended September 30, 2021. The decrease of $0.4 million was primarily due to a decrease of $0.7 million in pre-clinical activity, as part of the preparation for our Phase 3 clinical trial for EB613, and a decrease of $0.1 million in other clinical trial expenses related to our Phase 2 trial for EB613, which we completed in June 2021. This decrease was partially offset by an increase of $0.1 million in employee compensation mainly related to one-time payment to our former President of R&D and an increase of $0.3 million in materials and production costs for our Phase 3 clinical trial for EB613.

General and Administrative Expenses

General and administrative expenses for both the three months ended September 30, 2022 and 2021 were $1.5 million. For the quarter ended September 30, 2022, there was an increase of $0.2 million in professional fees and an increase of $0.1 million in D&O insurance costs, as compared to the 2021 period, which was partially offset by a decrease of $0.3 million in share-based compensation mainly due to a reversal of share-based compensation expense related to the separation agreement of our former Chief Executive Officer.

Financial Loss, Net

Financial loss, net for the three months ended September 30, 2022 and 2021 was $8,000 and $7,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Comparison of Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$		%
	(In thousands, except for percentage information)
Revenues	$120	$406	$(286)		(70)%
Cost of revenues	$93	$237	$(144)		(61)%
Operating expenses:				$
Research and development expenses	$4,497	4,122	$375		9%
General and administrative expenses	$5,512	$4,208	$1,304		31%
Other income	$(33)	$(32)	$(1)		3%
Operating loss	$9,949	$8,129	$1,820		22%
Financial loss (income), net	$(96)	$2	$(98)		(4,900)%
Income tax benefit(expense)	$183	$(44)	$227		(516)%
Net loss	$10,036	$8,087	$1,949		24%

Revenue

Revenues for the nine months ended September 30, 2022 and 2021 were $120,000 and $406,000, respectively. For both the nine months ended September 30, 2022 and 2021, the majority of our revenues were attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement and other MTA agreements. The decrease in revenue for the nine months ended September 30, 2022 as compared to the prior year period was primarily due to finalization of third year pre-clinical R&D services.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 was $93,000 compared to $237,000 for the nine months ended September 30, 2021 and were primarily attributed to salaries and related expenses in connection with the R&D services provided to Amgen and other MTA agreements. The decrease in cost of revenues for the nine months ended September 30, 2022 as compared to the prior year period was primarily due to decreased revenues under the Amgen Agreement, as described above

Research and Development Expenses

Research and development expenses for nine months ended September 30, 2022 were $4.5 million, as compared to $4.1 million for the nine months ended September 30, 2021. The increase of $0.4 million was primarily attributed to an increase of $0.7 million in continued materials and production costs, strengthening the R&D organization in preparation for EB613’s proposed phase 3 study and an increase of $0.6 million in employee's compensation mainly related to a one-time payment to our former President of R&D, which were partially offset by a decrease of $0.5 million related to our the completion of our Phase 2 trial for EB613 in September 2021, and $0.4 million in pre-clinical activities related to supporting our Phase 3 clinical trial for EB613.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $5.5 million compared to $4.2 million for the nine months ended September 30, 2021. The increase of $1.3 million was mainly attributable to an increase of $0.5 million in non-cash share-based compensation granted to directors and executive officers and a one-time payment to our former Chief Executive Officer. Additionally, there was an increase of $0.4 million in legal and professional fees and an increase of $0.3 million in D&O insurance costs.

Financial Loss (Income), Net

Financial loss (income), net for the nine months ended September 30, 2022 and 2021 was $(96,000) and $2,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended September 30, 2022 and 2021, our operating losses were $2.9 million and $3.2 million, respectively. In addition, for the nine months ended September 30, 2022 and 2021, our operating losses were $9.9 and $8.1 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $92.5 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See in “Item 1A-Risk Factors” in our 2021 Annual Report.

Since our inception, we have raised a total of $84.7 million, including $25.3 million through our Prior ATM Programs and our SVB ATM Program (each as defined below), of which $21.8 million was raised in 2021, $14.3 million in our December 2019 private placement, $11.2 million in our IPO in 2018 and $33.9 million in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, through September 30, 2022, we had have received approximately $1.4 million under the Amgen Agreement.

As of September 30, 2022, we had cash and cash equivalents of $14.3 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

In July 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent, to implement an at-the-market offering program under which we, from time to time, were able to offer and sell our Ordinary Shares, having an aggregate offering amount of up to $13.9 million (the “Prior Canaccord ATM Program”). Offers and sales under the Prior Canaccord ATM Program had been registered on a registration statement on From F-3 (the “Prior Registration Statement”). The Prior Canaccord ATM Program terminated in accordance with its terms following our sale of the full dollar amount of Ordinary Shares permitted thereunder. On May 7, 2021 we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, under which we, from time to time, may had been able to offer and sell up to 5,000,000 Ordinary Shares (the “Prior B. Riley ATM Program,” together with the Prior Canaccord ATM Program, the “Prior ATM Programs”). The sales agent was entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. For the year ended December 31, 2021, we sold an aggregate of 2,546,265 Ordinary Shares under the Prior Canaccord ATM Program and 1,764,860 Ordinary Shares under the Prior B. Riley ATM Program, the aggregate proceeds of which amounted to $21.8 million, net of issuance costs, in each case in offerings registered under the Prior Registration Statement.

Following our loss of foreign private issuer status on January 1, 2022, we were no longer able to effect offers and sales under our Prior Registration Statement; therefore, we filed a new shelf registration statement on Form S-3 (file no. 333-365286) on May 27, 2022 to, among other things, facilitate our use of the Amended B. Riley ATM Program and SVB ATM Program (each as defined below). On May 27,2022 we entered into an Amended and Restated at Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, which we, from time to time, were able to offer and sell up to 5,000,000 Ordinary Shares (the “Amended B. Riley ATM Program”). Effective August 30, 2022, we terminated the Amended B. Riley ATM Program, and we had not sold any shares under such agreement.

On September 2, 2022, we entered into a Sales Agreement with SVB Securities LLC, as sales agent, to implement an at-the-market offering program under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of September 30, 2022, we had not sold any shares under the SVB ATM Program.

Funding Requirements

We believe that our existing cash resources will be sufficient to meet our projected operating requirements through the second quarter of 2023. This assumes ongoing R&D, the Hypo PK study and continued investments in production, analytics, and clinical research operations to enable initiation of EB613 phase 3 during the second half of 2023. This does not include potential partnership payments. We have based these estimates on assumptions that maybe the different from the actual results, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, and the extent to which we may enter into collaborations with third parties for development of these or other product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current and future product candidates. Our future capital requirements will depend on many factors, including:

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

Other than the SVB ATM Program, we do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then-existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect our existing shareholders’ rights as shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include requirements to hold minimum levels of funding. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our oral PTH product candidates and any other product candidates that we would otherwise prefer to develop and market ourselves.

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report note that there is substantial doubt about our ability to continue as a going concern as of such date. This means that our management has expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30, (unaudited)
	2022	2021
	(in thousands)
Net Cash used in operating activities	$(10,488)	$(6,551)
Net Cash used in investing activities	(99)	(7)
Net Cash provided by financing activities	13	25,360
Net (decrease) increase in cash and cash equivalents	$(10,574)	$18,802

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $10.5 million, consisting primarily of our operating loss of $9.9 million and an increase of $2.4 million in our working capital, which was partially offset by approximately $1.8 million of share-based compensation expense.

Net cash used in operating activities for the nine months ended September 30, 2021 was $6.6 million consisting primarily of our operating loss of $8.1 million which was partially offset by $1.5 million of share-based compensation expense.

The increase of $3.9 million in cash used in operating activities for the nine months ended September 30, 2022 compared to the same period in 2021 was mainly attributed to an increase of $1.8 million in our operating loss, an increase of $2.4 million in working capital primarily due to payments to suppliers and services providers, which was partially offset by an increase of $0.3 million in share-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of the purchase of property and equipment and withdrawal of funds in connection with terms of certain employees’ retirement.

Net cash used in investing activities for the nine months ended September 30, 2021 consisted purchase of property and equipment.

.Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of net proceeds of $13 thousand from the exercise of options to purchase Ordinary Shares.

Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of the net proceeds of $21.8 million from the issuance of Ordinary shares under our Prior ATM Programs and $3.5 million from the exercise of options and warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2022, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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
10.1*
Mutual Separation Agreement, dated July 13, 2022, by and between Entera Bio Ltd. and Dr. Spiros Jamas (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022 and incorporated herein by reference).

10.2*
Amended and Restated Employment Agreement, dated July 15, 2022 between Entera Bio Ltd. and Miranda J. Toledano (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022 and incorporated herein by reference).

10.3**
Sales Agreement, dated September 2, 2022, by and between Entera Bio Ltd. and SVB Securities LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022 and incorporated herein by reference).

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

ENTERA BIO LTD.

Date: November 10, 2022	/s/ Miranda J. Toledano
Miranda J. Toledano Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)