Form 10-K
period 2022-12-31
Entera Bio Ltd.
filed 2023-03-31
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to   .

Commission file number 001-38556

Entera Bio Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Israel	00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Kiryat Hadassah
Minrav Building - Fifth Floor
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32.9 million as of June 30, 2022.

As of March 27, 2023, the registrant had 28,809,922 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Annual Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Annual Report on Form 10-K. Meaningful factors which could cause actual results to differ include, but are not limited to:

•
Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates;

•
The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed;

•
Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all;

•
Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials;

•
The scope, progress and costs of developing our product candidates such as EB613 for Osteoporosis and EB612 for Hypoparathyroidism may alter over time based on various factors such as regulatory requirements, the competitive environment and new data from pre-clinical and clinical studies;

•	The accuracy of our estimates regarding expenses, capital requirements, the sufficiency of our cash resources and the need for additional financing;

•	our ability to continue as a going concern absent access to sources of liquidity;

•
Our ability to raise additional funds or consummate strategic partnerships to offset additional required capital to pursue our business objectives, which may not be available on acceptable terms or at all. A failure to obtain this additional capital when needed, or failure to consummate strategic partnerships, could delay, limit or reduce our product development, and other operations;

•
Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success;

•
The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and third-party payors establish adequate coverage and reimbursement levels and pricing policies;

•
Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;

•
If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected;

•	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors;

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

•	Our reliance on third parties to conduct our clinical trials and on third-party suppliers to supply or produce our product candidates;

•	our interpretation of FDA feedback and guidance and how such guidance may impact our clinical development plan;

•	our ability to use and expand our drug delivery technology to additional product candidates;

•	our operation as a development stage company with limited operating history and a history of operating losses and our ability to fund our operations going forward;

•	our competitive position with respect to other products on the market or in development for the treatment of osteoporosis and hypoparathyroidism and other disease categories we pursue;

•	our ability to establish and maintain development and commercialization collaborations;

•	our ability to manufacture and supply enough material to support our clinical trials and any potential future commercial requirements;

•	the size of any market we may target and the adoption of our product candidates, if approved, by physicians and patients;

•	our ability to obtain, maintain and protect our intellectual property and operate our business without infringing misappropriating or otherwise violating any intellectual property rights of others;

•	our ability to retain key personnel and recruit additional qualified personnel;

•	the possibility that competing products or technologies may make any product candidates we may develop and commercialize or our oral delivery technology obsolete;

•	our ability to comply with laws and regulations that currently apply or become applicable to our business in Israel, the United States and internationally; and

•	our ability to manage growth.

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this Annual Report. We also encourage you to read Item 1A of this Annual Report, entitled “Risk Factors,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources” of this Annual Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “Entera,” “we,” “our,” and “us” refer to Entera Bio Ltd., an Israeli company, including its consolidated subsidiary.

ITEM 1.               BUSINESS

Overview

Entera is a clinical stage biopharmaceutical company and a leader in the development of orally delivered macromolecule therapeutics, including peptides and therapeutic proteins. Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap. Furthermore, from a technical standpoint, oral delivery of therapeutic proteins has historically been challenging due to enzymatic degradation within the gastrointestinal tract, poor absorption into the blood stream and variable drug exposures. Entera’s proprietary technology is designed to deliver orally administered proteins with sufficient bioavailability to meet treatment goals, using white mini tablets (around 6mm in diameter) of the desired protein.

We strategically focus on underserved, chronic medical conditions where oral administration of a mini tablet peptide or peptide replacement therapy has the potential to significantly shift a treatment paradigm.

We currently have two product candidates in the clinical stage of development: EB613 and EB612. Both candidates are first-in-class daily mini tablets of human parathyroid hormone (hPTH (1-34), teriparatide). To date, Entera’s proprietary PTH tablets have been safely administered to a total of 72 healthy subjects in Phase 1 studies and 153 patients across Phase 2 studies in osteoporosis and hypoparathyroidism, two diseases that remain underserved with the current standard of care and which disproportionately affect women. In addition to these product candidates, we have various internal early stage research programs in other approved peptides such as GLP-2 and hGH, as well as outside early stage collaborations to potentially diversify our revenue stream.

Pipeline

The following chart summarizes the current stage of development of each of our current product candidates and their potential indications.

Our Product Candidates

The following table summarizes our clinical stage product candidates. We retain global rights to both EB613 and EB612.

Program	Indication	Stage	Status

EB613 Oral PTH Tablets	Osteoporosis	Phase 3
Phase 2 Trial Completed (Q2 2021)
End-of-Phase 2 Meeting with FDA (December 2021)
Type C Meeting with FDA (October 2022)
Type D Meeting with FDA (March 2023E)
Phase 3 Registrational Study Initiation (H2’2023E)

EB612 Oral PTH Tablets	Hypoparathyroidism	Phase 1	Phase 2A Old Formulation (2015) Phase 2b Old Formulation PK/PD vs. Natpara (2019) Phase 1 PK Study of New Formulation Initiation H1’2023E

Our lead product candidates, EB613 for the treatment of osteoporosis and EB612 for the treatment of hypoparathyroidism are first-in-class mini tablet formulations of synthetic human PTH (1-34) (teriparatide), designed to have differing pharmacokinetic, or PK, profiles. We believe these product candidates, if approved, have the potential to become standards of care for patients with osteoporosis and hypoparathyroidism.

Additionally, given our expertise in oral PTH, we may investigate the efficacy of alternative oral PTH tablets for the treatment of delayed-union or non-union fractures independently or in collaboration with a strategic partner. Currently, no pharmacological treatments are approved to stimulate bone healing, treat delayed union fractures or treat patients with non-union following a fracture. A number of studies suggest that PTH could be beneficial in the treatment of such fractures by potentially accelerating union and/or reduce the risk of non-union.

Our Strategy

Our goal is to develop first-in-class orally delivered therapies for underserved, chronic medical conditions where a mini tablet peptide or peptide replacement therapy has the potential to significantly shift a treatment paradigm. We are developing our product candidates to potentially become the first oral, daily mini tablet peptide or peptide replacement therapies designed for patients to live injection-free as they actively manage their chronic diseases. We aspire to continue to validate our platform across a variety of additional high value therapeutic proteins. Our strategy to achieve these goals includes:

•
Advancing EB613, Potentially the First Daily Anabolic PTH Mini Tablet into Phase 3 for the Treatment of Post-Menopausal Women with Low Bone Mass and Osteoporosis: Our six-month placebo-controlled Phase 2 double-blind, dose-ranging trial of EB613 in 118 patients with low bone mass and osteoporosis met both primary and secondary endpoints and was selected for oral presentation at the American Society of Bone Mineral Research (ASBMR) annual conference in 2021. Based on the outcome of our October 2022 Type C meeting with the FDA, we believe that EB613 may be the first osteoporosis program to be permitted by FDA to pursue a placebo controlled, bone mineral density (“BMD”) endpoint registrational Phase 3 study to support a potential new drug application (“NDA”) pursuant to the FDA’s pathway under section 505(b)2 of the U.S. Federal Food, Drug, and Cosmetic Act. We view this outcome as testament to the treatment gap and unmet need for a viable alternative to treat the millions of osteoporosis patients who, despite current guidelines and availability of highly efficacious anabolic agents, are unwilling to take daily or monthly injections. We are planning to enable Phase 3 study initiation in the second half of 2023.

•
Advancing the New Formulation of EB612 Through Clinical Development as the First Daily PTH Mini Tablet for the Treatment of Hypoparathyroidism: In 2015, we successfully completed a Phase 2a four-month trial in 19 patients with hypoparathyroidism which demonstrated clinical benefit, including a statistically significant reduction in calcium supplementation, maintenance of calcium levels above the lower target level for Hypoparathyroidism patients (>7.5 mg/dL) throughout the study and statistically significant rapid decline of in median serum phosphate levels two hours following the first dose, which was maintained for the duration of the study. We expect to carry out a PK Phase 1 study for the new formulation of EB612 in the first half of 2023. The FDA and the European Medicines Agency, or EMA, have granted EB612 orphan drug designation for the treatment of hypoparathyroidism.

•
Establishing Select Global and Regional Development and Commercial Partnerships: Our technology platform and intellectual property are designed to generate a pipeline of product candidates across various therapeutic indications. We intend to explore opportunities to diversify and shorten the preclinical and clinical development of these candidates in a capital-efficient manner, including selectively pursuing research and clinical development partnerships with biopharmaceutical companies with specific domain expertise as well as with biopharmaceutical companies with proven commercial footprints to de-risk our late-stage programs.

•
Identifying and Developing Additional Products Internally based on FDA-Approved Injectable Protein Therapeutics: We intend to leverage our technology platform by applying it to the development of additional approved injectable peptides and therapeutic proteins with known mechanisms of action and established safety profiles. We believe this will allow us to advance our product candidates more efficiently and predictably through the research and clinical development cycle.

PTH

Parathyroid hormone (PTH) is an 84-amino acid hormone that regulates calcium and phosphate homeostasis and bone metabolism in the body. In healthy individuals, PTH is generally produced at very low basal levels, at a blood concentration of 15 - 25 pg/mL. On top of the basal PTH levels, there are physiological pulses two to three times per day that result in transient increases in PTH levels reaching up to 65 pg/mL. The changes in PTH secretion are in response to ionized calcium concentrations in the blood resulting from the entry of calcium from nutrients in the intestine and resorption of calcium from bone.

PTH in Osteoporosis

The effects of PTH on bone depends on the duration of exposure.  The physiological pulses help encourage bone turnover through activation of both osteoblasts and osteoclasts, the two main types of cells responsible for bone remodeling. In the absence of adequate parathyroid function producing these pulses, it is difficult for the body to regulate homeostatic processes, and osteoporosis may ensue. The synthetic analog of PTH, human parathyroid hormone (1-34) peptide, Forteo® (teriparatide), has been approved in the United States and the EU (Forsteo®) and has been a mainstay anabolic (bone forming) therapy for the treatment of osteoporosis patients since 2002 and 2003, respectively. Forteo® requires a daily subcutaneous injection.

EB613: First Daily Osteoanabolic Mini Tablets for the Treatment of Osteoporosis

EB613 is the first once daily mini tablet formulation of hPTH (1-34), (teriparatide) and has the same amino acid sequence as Forteo® (teriparatide daily subcutaneous injection), a leading anabolic agent which achieved peak annual sales of $1.7 billion prior to patent expiration.

Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility of bones and an increase in fracture risk. Osteoporosis is most frequently associated with menopause in women, aging in both women and men and glucocorticoid steroid use (greater than three months). The bone remodeling cycle can be separated into two distinct processes: (i) bone resorption, where cells called osteoclasts function in the resorption of mineralized tissue; and (ii) bone formation, where cells called osteoblasts are responsible for bone matrix synthesis and subsequent mineralization of the bone. In healthy individuals, bone resorption is matched by new bone formation. Osteoporosis develops as the balance between bone resorption by osteoclasts and bone formation by osteoblasts is not maintained, and not enough bone tissue is formed, leading to frail and fracture-prone bones.

Prevalence

The Bone Health & Osteoporosis Foundation (formerly named the National Osteoporosis Foundation) estimates that 10.2 million Americans have osteoporosis and that an additional 40 million have low bone mass. More than two million osteoporosis-related fractures occur annually in the United States and more than 70% of these occur in women. In U.S. women 55 years of age and older, the hospitalization burden, including hospital costs of osteoporotic fractures is greater than that of myocardial infarction, stroke, or breast cancer. Furthermore, it  estimated that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $25.3 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women, according to the International Osteoporosis Foundation, or IOF, and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4 to 6 million. The IOF estimates that, in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050.

Current Osteoporosis Treatment Paradigm

The goal of pharmacological treatment of osteoporosis is to maintain or increase bone mass and strength and to prevent fractures throughout a patient’s life. Ensuring that nutrients important to bone health is vital to the prevention and treatment of osteoporosis, and calcium and vitamin D3 supplements are often required to achieve that goal. However, many patients with osteoporosis require prescription drug therapy to reduce their risks of fractures. It is critical to identify patients who have significant bone loss. Pharmacologic therapy is strongly recommended for patients with a T-score of -2.5 or lower in the spine, femoral neck, total hip, or 1/3 radius.

Osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (hPTH[1-34]); abaloparatide (a PTH-related protein analog); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption).  There are currently no FDA-approved oral anabolic treatments for osteoporosis.

One substantial limitation of currently approved anabolic therapies is that osteoporotic patients often report that the injections are inconvenient and occasionally painful. Many are unwilling to use injections even when their physicians recommend it.  In a recent review of bone anabolic drugs, the need for subcutaneous administration was cited as a major reason for why anabolic medications are not a first-line treatment choice for osteoporosis. Thus, we believe that there is a substantial need for a more generally acceptable oral anabolic alternative with bioavailability adequate to produce therapeutic effects.

Classification and Guidelines

According to the AACE 2020 Guidelines, injectable anabolic agents, such as teriparatide, abaloparatide or romosozumab, can be considered as initial therapy for patients who are at very high fracture risk (which include women who have had multiple vertebral fractures or hip fractures and high risk patients who have very low T-scores), and who have had an inadequate response to antiresorptive therapies. For patients undergoing treatment, stable or increasing BMD at the spine and hip indicates a satisfactory response. If BMD decreases significantly, patients should be evaluated for noncompliance, among other factors.

In July 2022, we engaged a third-party firm to conduct primary market research with endocrinologist and general practice clinicians who treat osteoporosis patients and to analyze prescription and sales data for osteoporosis treatments. According to IQVIA, reported sales and qualitative surveys, it is estimated that less than 10% of osteoporosis patients use current anabolic drugs (including the injectable PTH receptor activators currently available).

Phase 1 Safety, PK and PD Data for Entera Oral PTH Tablet Programs

Our Oral PTH formulations, including EB613 and EB612, have been administered collectively to a total of 72 healthy subjects in two Phase 1 studies. In the first Phase 1a study of 42 healthy subjects, escalating single doses of oral PTH tablets containing up to 1.8 mg of hPTH(1-34) were well tolerated. There were no serious adverse events (SAEs) reported. In the subsequent Phase 1b study of 30 healthy subjects, single doses of five formulations of oral PTH tablets containing up to 3 mg of hPTH(1-34), administered collectively a total of 280 times (up to 14 times per person) were well tolerated, with no SAEs reported. Adverse events considered by the investigator as possibly or probably drug-related were all transient and mild and included mild hypercalcemia (calcium of 2.56, 2.62 mmol/L, both levels went back to normal within one hour) (N=2), mild tachycardia (N=3), headache (N=2), nausea (N=1), anemia (N=1), and mild knee cramp (N=1).

In the Phase 1 studies in healthy subjects, the PK profile of EB613 daily tablets was characterized by a rapid increase in plasma hPTH(1-34) levels, with peak concentrations of the drug observed within 30 minutes after dose, with a rapid decline thereafter. The blood half-life of hPTH(1-34) in humans is less than five minutes (see Forteo® USPI). Due to this very short elimination time and a short absorption phase, hPTH(1‑34) levels decrease below limit of quantitation within two hours after the 0.5 mg x3 dose (1.5 mg hPTH[1‑34]) thus no drug accumulation is expected with once daily tablet dosing. Total systemic exposure (AUC) following the administration of three 0.5 mg EB613 daily tablets (as were tested in Phase 2) was similar to that of a 0.02 mg subcutaneous injection of Forteo®.

EB613 Phase 2 Study in Post-Menopausal Women with Low Bone Mass and Osteoporosis

The Phase 2 clinical trial of EB613 was a dose-ranging, placebo-controlled, double-blind study in 161 postmenopausal women with osteoporosis or low BMD conducted at four leading medical centers in Israel. The trial evaluated 0.5 mg to 2.5 mg daily tablets on BMD, pharmacodynamic bone markers, including P1NP and Osteocalcin - bone formation markers, CTX - a bone resorption marker, and various safety endpoints. The initial treatment regimen included a top dose of 1.5 mg.

A planned limited interim analysis of the first 80 patients indicated that a dose higher than 1.5 mg could produce greater effects on bone formation.  A 2.5 mg dose was added, and enrollment of new patients in the 0.5 and 1.0 mg groups was ended. After orthostasis, an adverse event (AE), typical across PTH receptor activating agents, was observed in patients initiating the constant 2.5 mg dose, the protocol was subsequently amended to introduce a titration regimen whereby patients received 1.5 mg for one month, 2.0 mg for the next month and 2.5 mg during the remaining four months.  There were no reported drug-related SAEs. All adverse events were mild or moderate in intensity.

Safety

The most common drug-related adverse events associated with the discontinuation of the Phase 2 clinical study’s medication were headache, nausea, dizziness and presyncope. There were no treatment emergent hypercalcemia adverse events, and serial serum chemistry evaluations found no increase in group mean calcium or changes in calcium exceeding predefined limits in patients treated with EB613 2.5 mg daily tablets. Only one subject in the EB613 2.5 mg titrated group did not tolerate 2.5 mg but continued in the study and was asymptomatic with a reduced 1.5 mg dose.

Bone Biomarkers (PD Effect)

The primary bone biomarker endpoint of the Phase 2 clinical study—change in P1NP at Month 3—was met. Statistically significant increases were observed in P1NP (key anabolic marker) at Month 1 (p<0.001), Month 2 (p<0.005) and Month 3 (p<0.05) for the 2.5 mg EB613 dose group. Similar to the increase in P1NP, a significant increase in Osteocalcin was also observed in the 2.5 mg group after 3 months (P <0.01). A statistically significant decrease also occurred in Serum CTX (marker of resorption) from baseline to Month 6 (p<0.01).

The decrease in bone resorption (CTX) resulting from EB613 daily tablets was unanticipated based on historical results from subcutaneously daily injectable PTH, Forteo®; however, we believe that this was a potentially positive development, reflecting a lower rate of bone turnover. The finding of no increase in P1NP after three months and decreased bone resorption that persists through six months may indicate that the “anabolic window” remains open after six months of treatment with EB613. Clinical trials have shown that early changes in biomarkers of bone formation and resorption are associated with long-term BMD changes in women taking antiresorptive or anabolic drugs. Furthermore, significant dose response was observed for 0.5, 1.0, 1.5 and 2.5 mg of EB613 on P1NP, Osteocalcin.

Bone Mineral Density

Dose-related changes in BMD were also observed at the total hip (TH), femoral neck (FN) and lumbar spine (LS) locations with a linear regression showing a statistically significant dose response at all sites; TH (p=0.008), FN (p=0.001), and LS (p<0.0001).

The placebo-adjusted increases in TH BMD (1.84%) and FN BMD (2.76%) for the pooled (titrated and non-titrated) 2.5 mg EB613 daily tablets were both statistically significant (P<0.02 and P<0.002, respectively). The increases in proximal femoral BMD (TH and FN) after six months of EB613 daily tablet treatment were unanticipated given that the reported subcutaneous Forteo® injection increases are typically small and not significant (TH 0.1% and FN 0.3% p=NS (Leder, 2015) at six months. The placebo-adjusted increase in LS BMD was 3.78% in the EB613 2.5 mg non-titrated dose group. This increase compares to the 3.9% placebo-adjusted increase versus placebo seen in a previously reported study (Leder, 2015). Increases in TH (2.07%) and FN (2.92%) BMD in the 2.5 mg EB613 daily tablet titrated group were greater than those previously reported with Forteo®️ at six months (0.1% and 0.3%) (Leder, 2015).

The results of the Phase 2 study supported the selection of the 2.5 mg dose with a titration regimen to be used in the proposed pivotal Phase 3 study of EB613.

FDA End of Phase 2 Meeting (EOP2) and Phase 3 Plans

After successful completion of the Phase 2 dose ranging study of EB613, we held an end-of-Phase 2 meeting at the end of 2021 with the FDA to discuss various aspects of our nonclinical and clinical development plan. The meeting focused on the potential use of BMD, rather than fracture incidence, as the primary endpoint, and a 12-month non-inferiority head-to-head study versus Forteo® phase 3 study design to support an NDA under the 505(b)2 regulatory pathway.

Early in the first quarter of 2022, Entera received EOP2 minutes from the FDA, suggesting that a non-inferiority head-to-head study versus Forteo® Phase 3 design may not be favorable to the success of the study and potential approvability of EB613 oral PTH tablets. The agency also commented on a possible exploration of a placebo controlled phase 3 study and a potential Total Hip (TH) BMD endpoint given recently published 24-month Surrogate Threshold Effects (STEs) that are considered associated with fracture risk reduction .

We subsequently requested an additional EOP2 to the FDA to seek agreement on the specifications and control of the drug substance, drug product and excipients to support the Phase 3 study and eventual product registration. The meeting request was granted, and we received a written response from the FDA towards the end of the first quarter of 2022, confirming that the specifications for the drug substance, excipients and drug product appear reasonable and that final determination on the adequacy of the proposed excipients and drug product specification will be made during the NDA review. The FDA also provided guidance regarding the proposed process scale-up, process qualification approach and stability plan for EB613.

FDA Type C Meeting

In July 2022, we announced that the FDA had granted our request for a Type C meeting based on the revised phase 3 registrational study plan for EB613. In October 2022, we announced the successful conclusion of our Type C meeting and the FDA’s agreement that a single Phase 3 placebo-controlled study could support a NDA submission of EB613 oral PTH tablets under the 505(b)(2) regulatory pathway.

The FDA also agreed (i) that TH BMD could serve as the primary endpoint for the registrational study of EB613 in post-menopausal women patients diagnosed with osteoporosis, (ii) with the proposed 2:1 randomization (EB613 vs. placebo) design and (iii) that 400 patients exposed to EB613 would be sufficient to support both the safety and efficacy assessments for the NDA. Furthermore, the FDA agreed with our proposed enrollment of post-menopausal women diagnosed with osteoporosis based on a BMD T-score of ≤-2.5 to -3.0 and no major fracture history. This patient population is consistent with that studied during our Phase 2 six-month dose ranging study of EB613, which met all primary and key secondary endpoints of biochemistry and BMD. Finally, we agreed to submit relative PK data, comparing EB613 versus the subcutaneous injection of teriparatide, Forteo® to support a NDA under the 505(b)2 regulatory pathway.

FDA Type D Meeting

In February 2023, we announced that a Type D meeting protocol review had been accepted by the FDA to provide responses by March 30th, 2023. The pivotal, Phase 3 study protocol is entitled “A 24-Month Phase 3, Randomized, Double-Blind, Global Multicenter Study Comparing the Effects of Oral hPTH(1-34) (EBP05[EB613]) Daily Tablets vs. Placebo on Bone Mineral Density (BMD) in Postmenopausal Women with Osteoporosis.” The objective of the Type D meeting review is to confirm that the protocol fully meets FDA’s expectations, including the analysis of the primary endpoint and the population PK evaluations, ahead of potential initiation of the Phase 3 study in the second half of 2023.

EB612: First Daily PTH Replacement Therapy Tablets for the Treatment of Hypoparathyroidism

Hypoparathyroidism is a rare condition in which the body either fails to produce sufficient amounts of PTH or the PTH produced lacks normal biologic activity. Individuals with a deficiency of parathyroid hormone may exhibit hypocalcemia and hyperphosphatemia. Hypocalcemia can cause weakness, muscle cramps, excessive nervousness, headaches and uncontrollable twitching and tetany. Hyperphosphatemia can result in soft tissue calcium deposition, which may lead to severe issues, including damage to the circulatory and central nervous systems. The most common cause of hypoparathyroidism is damage to, or removal of, the parathyroid glands due to surgery for another condition.

PTH in Hypoparathyroidism

In contrast to osteoporosis, longer persistence of PTH in plasma is a desirable property for the treatment of hypoparathyroidism. Here hormone replacement therapy is warranted.

Prevalence

It is estimated that hypoparathyroidism affects approximately 200,000 people across the United States, the European Union and Japan, with approximately 43% of cases characterized as mild, 39% characterized as moderate, and 18% characterized as severe.

Limitations of current treatments for hypoparathyroidism

Historically, the treatments for hypoparathyroidism have been calcium supplements, vitamin D supplements and phosphate binders. Although calcium and vitamin D can help alleviate hypocalcemia, their chronic use can result in many serious side effects. Hypoparathyroid patients often need to take large doses of calcium throughout the day in order to maintain serum calcium near the lower limit of the normal range. Moreover, ordinary vitamin D is generally insufficient, as the body cannot produce adequate quantities of 1,25-dihydroxy vitamin D, the active hormone derived from vitamin D. Drugs like calcitriol and alfacalcitol must often be prescribed to stimulate calcium absorption. If excess calcium is absorbed, it then falls upon the kidneys to dispose of excess calcium. Endogenous PTH normally regulates renal calcium excretion, but this regulation is defective in patients with hypoparathyroidism. Over many years of treatment, kidney stones may develop, and kidney failure may ultimately occur due to either kidney stones or deposition of calcium phosphate in kidney tissue (called nephrocalcinosis). Despite the use of calcium and vitamin D supplements and other medications, many patients with hypoparathyroidism continue to experience physical and cognitive symptoms.

An injectable form of full length human PTH (1-84) marketed under the name Natpara®, was approved for the treatment of hypoparathyroidism in 2015. However, it was recalled in 2019 due to a plastic particulate and will be permanently phased out globally by the end of 2024. There are two injectable PTH candidates for hypoparathyroidism undergoing clinical development: TransCon™ PTH developed by Ascendis Pharma (PDUFA date of April 30, 2023, for adults with hypoparathyroidism; European MAA decision expected in the fourth quarter of 2023) and Eneboparatide, a parathyroid hormone receptor 1 (PTHR1) agonist developed by Amolyt Pharma (Phase 3 initiation expected in the first half of 2023). Both TransCon™ PTH and Eneboparatide require a daily subcutaneous injection.

EB612

Our product candidate for hypoparathyroidism, EB612, is the first oral formulation of PTH (1-34, teriparatide) hormone replacement treatment developed in a mini tablet form. The FDA and the EMA have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. We believe that EB612 may have inherent advantages compared to injectable forms, including convenience of administration without any special preparation of the medication, as well as convenience of storage (room temperature or refrigeration for long term storage).

Phase 2a Clinical Trial

In 2015, we successfully completed a multicenter Phase 2a clinical trial of EB612 in hypoparathyroidism patients. This study demonstrated the safety and tolerability of EB612 administered four times daily for 16 weeks to patients with hypoparathyroidism. In this study, patients were titrated up to a maximum of 12 EB612 0.75 mg tablets a day (total daily dose of 9 mg) according to each subject’s albumin-adjusted serum calcium (ACa), and supplement treatment regimen. Of the 19 enrolled patients, 17 completed the trial. No drug-related serious adverse events were reported and most of the adverse events were not considered study drug-related. The study achieved its primary and secondary endpoints, including a reduction in calcium supplements, reductions in serum phosphate and 24-hour urine calcium excretion, maintenance of ACa within the reference range, and an improvement in quality of life. Specific results of this trial included:

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

Phase 2 PK/PD Clinical Trial

We initiated a two-part Phase 2 PK/PD trial in 2014. This trial was designed to provide a bridge from one of our completed Phase 2a trials, which was conducted prior to the marketing approval of Natpara, and our planned future clinical trials, and to also allow us to better understand the relative strength and dose of our product as compared to the then marketed product, Natpara. The relevant endpoints for the PK/PD trial included an examination of levels of PTH (1-34), PTH (1-84) (Natpara), serum calcium, serum phosphate, urinary calcium and urinary phosphate.

In November 2018, we announced the completion of part I of this Phase 2 PK/PD trial which showed (i) an increase in the serum calcium by an average of approximately 0.3 mg/dL over baseline, with such increase maintained over a 24-hour period; (ii) a decrease in serum phosphate by an average of 0.5 mg/dL below baseline with such decrease maintained over a 24-hour period; (iii) an increase in average levels of serum active vitamin D of approximately 90% on the day of treatment as compared to baseline; and (iv) a decrease in average levels of 24-hour urinary calcium of approximately 30% on the day of treatment as compared to baseline. The concentration of PTH (1-34) in blood after administration of Oral PTH (1-34) in the trial was sufficient to produce the observed pharmacodynamic effects and did not induce hypercalcemia. No serious adverse events were reported.

The second part of the PK/PD trial evaluated a variety of dosing treatment regimens with a high and low dose of EB612 as well as Natpara with patients also receiving calcium supplements and either alfacalcidol or calcitriol. There were no treatment-emergent adverse events of hypercalcemia, as well as no treatment-emergent serious adverse events reported in the trial. In September 2019, we presented the results of Part 2 at the American Society for Bone and Mineral Research (ASBMR) Annual Meeting.

Planned Additional Clinical Development and Regulatory Pathway

We have since developed an improved formulation of EB612 based on new intellectual property, which we have designed to optimize its PK profile and the potential for reduced daily dosing. We expect to carry out a PK study for the new formulation of EB612 in the first half of 2023. We anticipate that the outcome of the PK study will help determine the design of a Phase 2/3 trial of EB612 in patients with hypoparathyroidism. If successful, the phase 2/3 clinical trial of EB612 in hypoparathyroidism may potentially support a submission for regulatory approval of EB612.

Our Technology

We are focused on the development and commercialization of product candidates that leverage our proprietary platform technology for the oral delivery of large molecule therapeutics, including peptides and therapeutic proteins. Historically, peptides, proteins and other large molecule therapeutics have typically been delivered via frequent and often painful injections because oral administration leads to poor absorption into the blood stream (bioavailability) due to enzymatic degradation within the gastrointestinal tract and poor permeability though the intestinal wall.

Our proprietary technology is designed to address both issues by utilizing a combination of a synthetic absorption enhancer, or carrier molecule, to facilitate the enhanced absorption of large molecules, and protease inhibitors to prevent enzymatic degradation. By designing our product candidates to address both the issues of absorption and degradation, we have been able to significantly increase bioavailability and decrease the variability of the PTH dose delivered in our clinical trials to date. The carrier molecule enables transport across the intestinal membrane via transcellular absorption without compromising the integrity of the intestinal wall. Because of the weak association between the carrier molecule and the therapeutic agent, the interaction is designed to be reversible and occurs spontaneously by simple dilution on entering the blood. We select protease inhibitors and other excipients that act by specifically inhibiting several gastrointestinal enzymes designed to assist in the degradation and digestion of proteins without interfering with normal gastrointestinal activity.

Development and License Agreements

In addition to the development of our product candidates, we have an early stage research collaboration and license agreement with Amgen, Inc. (“Amgen”) centered on combining our proprietary drug delivery platform with drugs selected by Amgen to create new products. In January 2019, we received a non-refundable and non-creditable initial technology access fee of $725,000 from Amgen, of which $500,000 was attributed to the right to use our intellectual property, and $225,000 was attributed to the pre-clinical R&D services that we are obligated to perform under the agreement. We are eligible to receive from Amgen aggregate payments of up to $270 million upon achievement of various clinical and commercial milestones or at Amgen’s exercise of options to select up to two additional programs to include in the collaboration, as well as tiered royalty payments. Through December 31, 2022, we had received an aggregate of $968,000 from Amgen for research and development services.

Intellectual Property

Our success depends in part on our ability to protect the proprietary nature of our product candidates, technology, and know-how; operate without infringing on the proprietary rights of others and preventing others from infringing on our proprietary rights. We seek to protect our proprietary position by, among other methods, seeking patent protection in the United States and in certain other jurisdictions for our product candidates and other technology that we consider important to the development of our business, where such protection is available. We believe that our success will depend in part on our ability to obtain patent protection for our intellectual property. We also intend to rely on trade secret protection, know-how and the exploitation of in-licensing opportunities to develop our proprietary position.

Patent Rights

As of March 27, 2023, our global patent portfolio included the following patents and patent applications:

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

Three patent families filed in various jurisdictions, which we believe, if issued as patents containing substantially the same claims as those in the applications, would cover certain oral administration technologies. The mentioned technologies include compositions and drug delivery devices which utilize an absorption enhancer to enable the absorption of a therapeutically active agent in a controlled manner. We believe that certain of the pending claims contained in these patent applications, if issued in substantially the same form, would cover the formulations of EB612 and EB613. Patent applications covering certain formulations with a controlled absorption profile were filed with the EPO and in the United States, Canada, Hong Kong, Israel and Mexico (the application filed in Israel has matured into a patent and a divisional application has been filed therein). Other patent applications covering certain formulations for co-administration with an antacid or protease inhibitor were filed with the EPO and in the United States, Canada and Hong Kong (the application in the United States has matured into a patent, and a divisional application has been filed therein). Any patents that issue from these patent applications are expected to expire in February 2036, assuming all annuity and maintenance payments are paid thereon. Patent applications covering certain formulations and regimens were filed with the EPO and in the United States, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa and South Korea (the application filed in New Zealand has matured into a patent). Any patents that issue from this patent application are expected to expire in August 2037, assuming all annuity and maintenance payments are paid thereon.

Three patent families were filed in various jurisdictions, which we believe, if issued as patents containing substantially the same claims as those in the applications, would contain method of treatment claims covering the use of orally administered PTH for the treatment of osteoporosis (filed with the EPO and in the United States, Canada, China, Hong Kong, Israel and Japan; the applications in Japan and Israel have matured into patents, and a divisional applications has been filed therein), hypoparathyroidism (filed with the EPO and in the United States, Brazil, Canada, Hong Kong, Israel and Japan; the applications in Japan and Israel have matured into patents, and divisional applications have been filed therein) and bone fractures and related conditions (filed with the EPO and in the United States, Canada and Hong Kong). Any patents that issue from these patent applications are expected to expire in February 2036, assuming all annuity and maintenance payments are paid thereon, and while not considering patent term extension when applicable.

Seven international PCT patent applications have been filed in 2023, which we believe, if issued as patents containing substantially the same claims as those in the applications, would cover new discoveries for the oral delivery of large molecules. Any patents that issue from these patent applications are expected to expire in February 2043, assuming all annuity and maintenance payments are paid thereon and while not considering patent term extension when applicable.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the useful patent term lost, if any, during the FDA regulatory review process. However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA. The patent term extension period is generally one-half the time between the effective date of the IND and the submission date of the NDA for the product, plus the time between the submission date of the NDA and the approval of the application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However, the length of any extension, if granted, could be less than we request.

Trade Secrets

In addition to patent rights, we also rely on unpatented trade secrets and know-how to protect our proprietary technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, members of our board of directors, technical review board and other advisors upon their engagement. These agreements generally provide that all confidential information developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific limited circumstances. We also generally require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants, and contractors, the agreements also generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that we have entered into agreements with all applicable parties, that all persons who we desire to sign such agreements will sign, or if they do, that such agreements will not be breached, that we would have adequate remedies for any breach, or that our unpatented trade secrets or know-how will not otherwise become known or be independently developed by competitors. Additionally, to the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and a more comprehensive discussion of risks related to our intellectual property, see “Item 1A.-Risk Factors-Risks Related to Our Intellectual Property.”

Commercialization Strategy

We hold global rights to all of our internally developed product candidates (including EB613 and EB612), which provide us the optionality to grow our internal pipeline independently or license selected rights to our product candidates in different geographies or throughout the world. We aim to maximize the value of our product candidates by either independently commercializing our products in one or more major geographies by building an internal sales and marketing organization, or by seeking collaborations with third parties with commercialization infrastructure, in either case subject to applicable regulatory approval.

Competition

The medical and pharmaceutical industries in which we operate are highly competitive and subject to rapid and significant technological change and changes in practice. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology, and generic drug companies and academic and government institutions. We believe that the key competitive factors that will affect the development and commercial success of our oral PTH product candidates for osteoporosis, hypoparathyroidism, non-union fractures, and any other product candidates that we develop, are the efficacy, safety and tolerability profile, convenience in dosing, product labeling, price and availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories.

We expect that, if approved, our oral PTH product candidates for osteoporosis, hypoparathyroidism, non-union fractures, and other product candidates that we develop, would compete with a number of existing products. Furthermore, we believe that we face competition in relation to our oral drug delivery platform, as we believe that other non-invasive medical drug delivery technologies, including alternative oral delivery systems as well as transdermal patches, are being developed by other parties. Many of our potential competitors have substantially greater financial, technical, commercial and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of product candidates, and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining FDA approval for product candidates and achieving widespread market acceptance. See “Item 1A.-Risk Factors-Risks Related to Commercialization of Our Product Candidates.”

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

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated, and the royalty liability may increase (up to three times the amount of the grant amount and the interest) if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. As of December 31, 2022, the total royalty amount that would be payable by the Company to the IIA, before interest and payments as described above, is approximately $460 thousand. Through December 31, 2022, we had paid royalties in the amount of $83 thousand to the IIA.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply even following repayment to the IIA. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our “know-how” (in its meaning under the Research Law) in or outside of Israel, and may require us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. We may not receive the required approvals for any proposed transfer and, even if received, we may be required to pay the IIA a portion of the consideration that we receive upon any transfer of such technology to a non-Israeli entity up to 600% of the grant amounts and the interest. The IIA approved the Company’s Research Collaboration and License Agreement with Amgen Inc. as of December 2018, subject to payments to the IIA in the rate of 5.38% out of any payment received from Amgen for the license and up to a total amount of six times the amount of the IIA funding and the interest. In addition, as disclosed under “Manufacturing”, we have signed a contract with a U.K.-based contract manufacturing organization to produce and supply tablets for trials performed worldwide. We believe that, because production is not being done for commercial purposes, the entry into the production agreement in the U.K. will not affect the royalty rates to be paid to the IIA. Should it turn out that this position is not acceptable to the IIA, the maximum royalties to be paid to the IIA will be three times the amount of the grants and the interest. In addition, any change of control and any change of ownership of our Ordinary Shares that would cause a non-Israeli citizen or resident to become an interested party as defined in the Research Law (which includes any person who holds 5% or more of our outstanding shares) requires written notice to the IIA. Such a non-Israeli interested party is required to sign an undertaking towards the IIA in which it undertakes to comply with the Research Law. If we fail to comply with the Research Law, we may be forced to return the grants and/or be subject to other payments to the IIA, monetary fines and/or criminal charges.

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

Our manufacturing activities include the chemical synthesis of one of our non-active but functional drug components in our facility. In addition, we have a contract with a contract manufacturing organization, to produce and supply tablets for trials performed worldwide, including formulation and production of the final drug, packaging, storage and distribution. The manufacturer’s facility is an FDA/EMA inspected-GMP site and we expect future clinical studies with our oral PTH (1-34) tablets, as well as the potential commercial supply, if approved, will be provided by the same subcontractor. This contract is not exclusive and we may enter into additional contracts. Our QA/QC analytical laboratory performs part of the release and stability testing for PTH tablets manufactured by the contract manufacturing facility. In addition, our research and development team supports the manufacturing activities and develops/optimizes analytical methods used by the contract manufacturer in order to meet regulatory requirements for our clinical trials. Various materials included in the drug formulation and materials procured for the chemical synthesis are commercially available from various accredited suppliers. We do not have supply contracts with all such vendors and are not bound to any specific vendor at this point in time. However, it is our intention to complete such contracts in anticipation of commercial manufacturing activities, so that if approved, we will have such contracts in place.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves satisfactorily completing each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an initial new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an independent review board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

As a result, submission of the IND may result in the FDA not allowing the clinical trials to commence or allowing the clinical trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. This order issued by the FDA would delay a proposed clinical trial until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing planned clinical trials in a timely manner.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a clinical trial outside the United States is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a NDA so long as the clinical trial is conducted in consistent with GCP and in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has indicated that intermediate clinical endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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

Post-Approval Regulation

Once regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with post-approval regulatory requirements, including any post-approval requirements that the FDA may have imposed as a condition of approval. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon drug manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to spend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

After an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization (see “Government Regulation and Product Approval-Regulation Outside the United States-Centralized Authorization Procedure”), as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the already approved orphan drug or if the holder of the marketing authorization for the already approved orphan drug is unable to supply sufficient quantities of the product.

If the MAA of a medicinal product designated as an orphan drug includes the results of all studies conducted in compliance with an agreed PIP, and a corresponding statement is subsequently included in the marketing authorization granted, the ten-year period of market exclusivity will be extended to twelve years.

Regulatory Data Protection

EU legislation also provides for a system of regulatory data and market exclusivity. Upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar (abbreviated) application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, pre-clinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of 10 years of orphan market exclusivity (see also “Government Regulation and Product Approval-Regulation and Marketing Authorization in the European Union-Orphan Drug Designation and Exclusivity”). Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs. Such SPCs extend the rights under the basic patent for the drug.

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

Clinical Testing in Israel

In order to conduct clinical trials on humans in Israel, prior authorization must be obtained from the medical director of the institution (i.e., the Director of Hospital - DOH) in which the clinical trials are scheduled to be conducted. All clinical trials must first be approved by the Institutional Review Board (IRB) / Independent Ethics Committee (IEC) which may request additional prior approval from the Israeli Ministry of Health (IMOH), as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), 5740-1980, as amended from time to time. Pursuant to the Israeli Public Health Regulations, such authorization generally cannot be granted unless, among other things, the relevant institutions ethics committee has provided its prior approval of the testing and that the trial complies with the standards set forth by the Declaration of Helsinki.

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

Employees

As of December 31, 2022, we had 20 employees and consultants based in Israel, including our Chief Executive Officer and Chief Operating Officer, as well as 15 other full-time employees, two part time employees, and one part-time consultant who serves as our Chief Financial Officer. In addition, we employ a number of specialized outside advisors and expert consultants based in the United States, United Kingdom and Europe, including our Chief Medical Officer. The distribution of our full-time employees according to main areas of activity is set forth in the following table:

Employees
Area of Activity:
Research and development	15
General and administrative	2
Total	17

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

Facilities

For more information regarding our facilities, see “Item 2—Properties” contained in this Annual Report on Form 10-K.

Legal Proceedings

For more information regarding legal proceedings, see ‘Item 3—Legal Proceedings” contained in this Annual Report on Form 10-K.

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

•	Healthcare legislative changes may harm our business and future prospects;

•	We are subject to manufacturing risks that could substantially increase our costs and limit supply of our products;

•	We are highly dependent upon our ability to raise additional capital or enter into agreements with collaborators to develop, commercialize and market our products;

•	We may fail to establish, maintain, defend and enforce intellectual property rights with respect to our technology;

•	The price of our Ordinary Shares and IPO Warrants may be volatile, and holders of our Ordinary Shares and IPO Warrants could lose all or part of their investment;

•	Your rights and responsibilities as our shareholder will be governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations; and

•	Security, political and economic instability in the Middle East may harm our business.

Risks Related to Our Financial Position

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $13.1 million in 2022 and $12.2 million in 2021. As of December 31, 2022 we had an accumulated deficit of $95.5 million. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and potentially seek regulatory approval for, EB613 and EB612 and potentially develop future product candidates, including an additional oral PTH formulation for non-union fractures. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2024. This assumes capital required to fund our ongoing operations, including R&D and completion of the Phase 1 PK study related to the new formulation of EB612. This does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. Delays in securing additional capital or entering into strategic collaborations to capitalize the EB613 Phase 3 program will result in delays in this program. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development and potential commercialization of EB613 or any other product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.

Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited consolidated financial statements. As of March 27, 2023, we had cash and cash equivalents of approximately $11.0 million. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2024. This assumes capital required to fund our ongoing operations, including R&D and completion of the Phase 1 PK study related to the new formulation EB612. This does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our ability to continue as a going concern will depend on our ability to obtain additional financing. The Company constantly evaluates options with respect to various financing alternatives including public or private equity offerings, debt financings and strategic collaborations to finance future clinical trials, including the Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®, research and development activities and general and administrative expenses. A going concern opinion could impair our ability to finance our operations through public or private equity offerings, or debt financings, or a combination of one or more of these funding sources. Any additional equity or debt financing could be extremely dilutive to our current shareholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to delay, terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business, including our ability to conduct studies and develop our product candidates, would be jeopardized and we may not be able to continue operations.

Due to our limited resources and access to capital, we must and have in the past decided to prioritize development of certain product candidates; these decisions may prove to have been wrong and may adversely affect our current and any potential future revenues.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each product candidate. As such, we are currently primarily focused on the development of EB613 and EB612 for the treatment of osteoporosis and hypoparathyroidism, respectively. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular compounds, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our current or potential decisions to delay, terminate or collaborate with third parties with respect to certain product development programs may also be sub-optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently advancing our lead product candidate EB613 through clinical development. Developing therapeutics, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to complete research and development, clinical trials, file with the regulatory agencies, including the FDA and EMA, secure commercial manufacturing supply for and commercialize our product candidates. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

We expect that we would need to raise additional funds to support the execution of our long-term growth strategy, including for a potential Phase 3 trial of EB613 and a comparative PK trial of EB613 with Forteo®, additional non-clinical and clinical studies for EB612, and further development of our technology platform and pre-clinical product candidates. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of financing we will require to complete research and development and to commercialize our product candidates. The amount and timing of our funding requirements will depend on many factors, including but not limited to:

•	the scope, progress, timing, cost and results of research, preclinical development, and clinical trials;

•
the costs, timing and outcome of seeking and obtaining approvals from the FDA, EMA or other regulatory agencies in relation to registrational strategies and potential NDA or BLA approvals for our product candidates;

•	the costs associated with manufacturing our product candidates and potentially establishing sales, marketing, and distribution capabilities in the absence of commercial partnerships;

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

•	our need and ability to hire additional management, scientific, and medical personnel;

•	the effect of competing products that may limit market penetration of our product candidates;

•	the amount and timing of revenues, if any, we receive from commercial sales of any product candidates for which we receive marketing approval in the future;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems to support our current operations as a public company; and

•	the residual impact of COVID-19 on our clinical trials, regulatory timelines, business operations and financial stability.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations into the third quarter of 2024. This assumes capital required to fund our ongoing operations, including R&D and completion of the Phase 1 PK study related to the new formulation EB612. This does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. Delays in securing additional capital or entering into strategic collaborations to capitalize the EB613 Phase 3 program will result in delays in this program. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional consultants and personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to obtain regulatory approval for any of our product candidates. Accordingly, we continue to require substantial additional capital. In order to fund our future capital needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, including strategic partnerships, or both, in order to continue operations. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay the initiation of core activities, curtail or cease operations.

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

We have a limited operating history and no history of late stage clinical studies and commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability and making an investment in our Ordinary Shares unsuitable for many investors.

We began operations in 2010. Our operations to date have been limited to financing and staffing our company, developing our drug delivery technology and early clinical development of our product candidates. We have not yet demonstrated an ability successfully to complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Raising additional capital may cause dilution to our shareholders, and these financings, or disputes with shareholders in connection therewith, may restrict our operations or require us to relinquish substantial rights or result in unanticipated legal or other costs.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and strategic collaborations. We do not have any committed external sources of funds and we will need to raise additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of a holder of our Ordinary Shares. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends, and may be secured by all or a portion of our assets. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs and such efforts may divert our management from their day-to-day activities, which may compromise our ability to develop and market our product candidates. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which could cause our operating results to fluctuate on a quarterly basis.

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

We are a clinical-stage company focused on the development of orally delivered peptide and protein therapeutics to treat unmet medical needs. We commenced operations in 2010 and have a limited operating history. Since inception, we have devoted substantially all of our resources to the development of our technology platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any revenues from any product sales. If any of our current or future product candidates fails in clinical trials or preclinical development, or does not gain regulatory approval, or if our product candidates following regulatory approval, if any, do not achieve market acceptance, we may never become profitable or sustain profitability.

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

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenues. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, completing pre-clinical and clinical trials for such product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, we may never generate revenue from product sales that is significant enough to achieve profitability. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	the completion of future development efforts for EB613, EB612 or other product candidates;

•	securing additional funding as may be needed to continue the development of EB613 or any other product candidates;

•	obtaining required regulatory and marketing approvals for the clinical development, manufacturing and commercialization of EB613, EB612 and any other product candidates we may develop;

•	obtaining adequate reimbursement from third-party payors for any product that may be commercialized, if approved;

•	managing our spending as costs and expenses increase due to the preparation of regulatory filings, potential regulatory approvals, manufacturing scale-up and potential commercialization;

•	continuing to build and maintain our intellectual property portfolio;

•	recruiting and retaining qualified executive management and other personnel;

•
building and maintaining appropriate research and development, clinical, regulatory, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

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

•	establishing sales, marketing, and distribution capabilities in the United States and the EU independently or in collaboration with strategic partners;

•	obtaining market acceptance for any of our product candidates that receive marketing approval, if any, as viable treatment options;

•	addressing any competing technological and market developments;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter; and

•	attracting, hiring and retaining qualified personnel.

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

Successful and timely completion of clinical trials will require that we enroll enough volunteers in early studies, or patients with a specific disease in later trials. Trials may be subject to delays as a result of enrollment taking longer than anticipated or subject withdrawal. Enrollment depends on many factors, including the size and nature of the patient population, eligibility criteria for the trial, the proximity of patients to clinical sites, the design of the clinical protocol, the number of competing clinical trials, the availability of drugs approved for the indication the clinical trial is investigating, and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies. Our most advanced programs, EB613 and EB612 may compete with marketed drugs, such as Forteo®, Tymlos®, Evenity®, and osteoanabolic drugs in clinical development for osteoporosis and drugs in clinical development for hypoparathyroidism such as TransCon™ PTH or Eneboparatide. Furthermore, EB612 has orphan drug designation in the United States and in the EU, which means that the potential patient population is limited. These factors may make it difficult for us to enroll enough subjects to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down development of our product candidates and any potential approvals and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not be successful in our efforts to use and expand our drug delivery technology to other product candidates.

An element of our strategy is to combine our oral drug delivery technology platform with a variety of peptides and therapeutic proteins and large molecule active pharmaceutical ingredients, or APIs, to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases. We intend to use our technology in combination with known APIs, to validate our platform and potentially minimize risk and development timelines.

Our initial product candidates combine our oral drug delivery technology with PTH, a hormone that has been used in injectable form for many years for the treatment of osteoporosis and hypoparathyroidism. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize our oral PTH product candidates in a timely manner. If we are unable to validate our oral drug delivery technology with our PTH product candidates, in particular our lead candidate EB613, we may be unsuccessful in leveraging our oral drug delivery technology for use with other APIs. In addition, we have modified the formulation of oral PTH to develop new formulations for applications in hypoparathyroidism and other indications. If we are not successful in optimizing the formation of our PTH product candidates for additional indications, or if we are not otherwise able to obtain regulatory approval for them or successfully commercialize them, our business and prospects may be severely limited.

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

All of our product candidates are still in clinical or non-clinical development and although our product candidates have undergone or will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of our product candidates could be recognized either during clinical development or, if such side effects are rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients. While our oral PTH programs have exhibited no serious drug related adverse events in our clinical trials to date, the results of future clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA, the EMA and other regulatory authorities, or result in marketing approval from the FDA, the EMA and other regulatory authorities with restrictive label warnings or potential product liability claims. For instance, other PTH products have historically been issued with labels that disclose a potential risk of osteosarcoma based on non-clinical studies.

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

We manage our business and develop our technology with a small number of employees and key advisors with deep functional domain expertise, and, in the event of their loss or unavailability, we may not be able to grow our business or develop and commercialize our products.

We are highly dependent on the biopharmaceutical research and development, clinical, regulatory, CMC and strategic expertise of our core executive team and key advisors across these domains, including Miranda Toledano, our Chief Executive Officer. Our success depends upon the continued contributions of these senior executives, employees and advisors, many of whom have substantial scientific and technical experience with, and have been instrumental to our regulatory, clinical development and technology platform. Furthermore, recruiting and retaining new executive talent and qualified scientific personnel to perform future research and clinical development work will be critical to our success. Competition for skilled personnel is intense and turnover rates are high, and our ability to attract and retain qualified personnel may be limited. The loss or unavailability of the services of any of our key employees and consultants for any significant period of time or our inability to attract and retain qualified skilled personnel could have a material adverse effect on our business, technology, prospects, financial condition and results of operations. We do not maintain “key man” life insurance policies for any of our employees.

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

In conjunction with the addition of these employees and senior members of management, we intend to grow our company. Due to our limited financial resources and the limited size of our management team, it is possible that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our strategy. Our future financial performance and our ability to develop our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth. In addition, pursuant to both Israeli law and Nasdaq rules, we have appointed independent directors, which may result in a change in the company’s direction over time.

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

In the ordinary course of our business, we may collect, process, use, store or transfer sensitive data in our data centers and on our networks, including intellectual property, proprietary business information (both ours and that of our customers, suppliers and business partners) and personally identifiable information, including in connection with conducting clinical trials. We are subject to strict data privacy laws and regulations in the United States, United Kingdom, EU, Israel and other jurisdictions in which we operate, as well as contractual obligations, governing the collection, transmission, storage and use of personal information. The legislative and regulatory landscape for data privacy and protection continues to evolve around the world and are increasingly rigorous, with new and constantly changing requirements applicable to our business, including the U.S.’s federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, the EU General Data Protection Regulation ((EU) 2016/679), or the GDPR, the Israeli Privacy Protection Law, 5741-1981, and other laws and regulations governing the collection, use, disclosure and transmission of data. The enforcement practices of these laws and regulations are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.

For example, in the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, or the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. On November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions have become effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

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

Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

In recent months, record levels of inflation have resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue if there is a period of sustained heightened inflation. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, raw materials costs, manufacturing costs, freight costs and R&D costs. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, which has spurred rising energy costs and exacerbated disruptions to the global supply chain caused by the COVID-19 pandemic and the government and societal responses to the pandemic. Supply chain disruptions could continue to result in delays in our R&D and clinical initiatives. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate, which could increase our operating costs and adversely affect our results of operations, and cash flows. The duration and extent of such macroeconomic developments are uncertain and we cannot accurately predict whether we will be able to effectively and timely mitigate their impact on our business.

Risks Related to Regulatory Approval of Our Product Candidates

Clinical drug development is expensive, time consuming and uncertain. Development programs are subject to regulatory requirements, unanticipated delays and we may ultimately not be able to obtain regulatory approvals for the commercialization of our product candidates.

Our lead product candidates are orally delivered tablet formulations of the synthetic form of the first 34 amino acids of human PTH, teriparatide. We are developing EB613 to treat osteoporosis and EB612 to treat hypoparathyroidism. These product candidates have not yet reached late-stage clinical development and are subject to the risks of failure inherent in regulatory assessments and drug development. The clinical development, manufacturing, quality assurance, labeling, storage, record-keeping, advertising, promotion, pharmacovigilance, import, export, marketing and distribution of our product candidates is subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, or biologics license application, or BLA, from the FDA or in any other country until we receive marketing approval from the applicable regulatory authorities in such countries. We have not yet submitted a marketing application, or received marketing approval, for any of our product candidates and have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the regulatory agencies have substantial discretion in the approval process for products, including the ability to delay, limit or deny approval of a product candidate for many reasons. Obtaining approval of an NDA, BLA, or other marketing application can be a lengthy, expensive and uncertain process. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

If we are unsuccessful in dealing with any of these risks, or if we or a potential partner are unable to successfully commercialize our oral PTH or any other product candidates we may develop in the future, it would likely have a material adverse effect on our business, prospects, financial condition and results of operations. \

In addition, before we can submit an application for regulatory approval in the United States, we must conduct a pivotal trial that will be substantially broader than our completed Phase 2 trials in osteoporosis and hypoparathyroidism (with the earlier formulation of EB612). We will also need to agree on a protocol with the FDA for a Phase 3 clinical trial before commencing the trial. Phase 3 clinical trials frequently produce unsatisfactory results even when prior clinical trials were successful. Therefore, even if the results of our Phase 2 trials are successful, the results of the additional trials that we conduct may or may not be successful. Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials. The FDA, EMA or other regulatory agencies may require that we conduct additional clinical, nonclinical, manufacturing validation or drug product quality studies beyond those planned and submit data from such trials before considering or reconsidering the application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA, EMA or other regulatory agencies. If any of these outcomes occur, we would not receive approval for our oral PTH tablet or other product candidates we may develop in the future.

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

EB613 completed a six-month placebo-controlled Phase 2 double-blind, dose-ranging trial. In November 2018, we had a Pre-Investigational New Drug (“Pre-IND”) meeting with the FDA to discuss our EB613 program for the treatment of osteoporosis. In December 2020, we announced that the FDA had reviewed our October 2020 IND Application and informed us that we may proceed with our U.S. clinical pharmacology study. In December 2021, we held an end-of-Phase 2 meeting with the FDA to review the six-month phase 2 results and a proposed Head-to-Head Non-Inferiority Phase 3 study protocol vs. Forteo®, our nonclinical and clinical development plan and the use of BMD, rather than fracture incidence, as the primary endpoint to support an NDA. Following our End of Phase 2 Meeting with the FDA and pursuant to the FDA’s concern that a Head-to-Head study phase 3 design may not be favorable to support an NDA for EB613, we redesigned the pivotal phase 3 study for EB613 based on the FDA’s suggestion to explore a placebo-controlled trial. A Type C meeting with the FDA in relation to Entera’s proposed Phase 3 registrational study was held in the second half of 2022 and in October 2022, the Company concluded its Type C meeting and the FDA agreed that a single Phase 3 placebo-controlled study could support an NDA submission of EB613 (oral hPTH (1-34), teriparatide tablets) under the 505(b)(2) regulatory pathway. The FDA also agreed that Total BMD could serve as the primary endpoint of the registrational study in post-menopausal osteoporosis patients.

In addition, we expect to carry out a PK study for the new formulation of EB612 in the first half of 2023. We anticipate that the outcome of the PK study will help determine the dosing and design of a Phase 2 or Phase 3 trial of EB612 in patients with hypoparathyroidism. If successful, the phase 2/3 clinical trial of EB612 in hypoparathyroidism may potentially support a submission for regulatory approval of EB612. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials for a number of reasons including:

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

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our technology, drug candidates, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology and generic drug companies and academic and government institutions. These organizations may have significantly greater resources than we do and conduct similar research, seek and obtain patent protection that may impact our freedom to operate and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidates. We believe that the key competitive factors that will affect the development and commercial success of our oral PTH product candidates, and any other product candidates that we develop, are efficacy, safety and tolerability profile, convenience in dosing, product labeling, price and availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories. Furthermore, our competitors may, among other things, develop and commercialize products that are safer, more effective, less expensive, or more convenient or easier to administer, obtain quicker regulatory approval, establish superior proprietary positions, have access to more manufacturing capacity, implement more effective approaches to sales and marketing, or form more advantageous strategic alliances.

Our primary innovation is our development of an oral drug delivery technology for peptides, therapeutic protein and other large molecules in small tablet form. If another company develops an alternative technology for oral delivery of such molecules in small tablet form that is equal to or better than our technology, we may be unable to compete.

The osteoporosis market is already served by a variety of competing products based on a number of APIs. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of osteoporosis. We anticipate that our product candidate EB613, if approved, will compete with other osteoanabolic drugs such as daily subcutaneous Forteo®, generic teriparatide daily subcutaneous injections, daily subcutaneous injectable Tymlos® and  EVENITY® which requires monthly injections, and the rest of the pharmacological treatments for osteoporosis which include anti-resorptive agents such as the bisphosphonates and Prolia®. Many of these products are available on a generic basis, and EB613 may not demonstrate sufficient additional clinical benefits to physicians and patients or be priced adequately to support reimbursement. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Furthermore, our competitors in this market are large pharmaceutical companies and the alternatives have been on the market for many years and have widespread market acceptance.

Ascendis Pharma has reported that it is developing a long-acting, oral prodrug formulation of PTH for the treatment of hypoparathyroidism. In 2022, Ascendis reported top-line results from its Phase 3 trial. In addition, Ascendis submitted an NDA to the FDA and a Marketing Authorisation Application (“MAA”) to the EMA. We believe that our key competitor in hypoparathyroidism treatment, if approved, could be TransCon™ PTH which requires daily subcutaneous injections.  If we obtain regulatory approval for EB612, it may compete with TransCon(TM PTH which by that time will have been marketed for several years and may have wide-spread market acceptance that may be difficult to overcome.   Moreover, although we have obtained orphan drug designation for EB612 for the treatment of hypoparathyroidism, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

•
The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, outbreaks of an infectious disease such as COVID-19, geopolitical tensions such as the ongoing conflict between Russia and Ukraine and numerous other factors.

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

We have no established sales, marketing or distribution operations. If our product candidates are approved and we were to commercialize these products, such activities would be expensive and time consuming. If we elect to fund and undertake commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. In addition, the costs of establishing sales and marketing operations may be incurred in advance of any approval of our product candidates. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of our products.

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

Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. In addition, third-party payors are likely to impose strict requirements for reimbursement in order to limit off-label use of a higher priced drug. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patent;

•	cost-effective; and

•	neither experimental nor investigational.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Currently we have no products that have been approved for commercial sale; however, the current and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any of our product candidates or products we develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation, which may be only partially recoverable even in the event of successful defense;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	the inability to commercialize any products we develop.

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

Collaborations are complex and time-consuming to negotiate and document. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, and are unable to raise supplemental capital otherwise, we may have to delay, curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay potential commercialization of a product candidate or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development or commercialization activities ourselves, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.

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

•	Collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	Collaborators may fail to comply with applicable laws, rules or regulations when performing services for us, which may expose us to legal proceedings and potential liability; and

•	Collaborations may be terminated for convenience by the collaborator and, if terminated, we may suffer from negative publicity and we may find it more difficult to attract new collaborators.

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

We rely on research institutions to conduct our clinical trials. Specifically, the limited number of centers experienced with pharmaceutical product candidates heightens our dependence on such research institutions. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreements with suitable research institutions on acceptable terms, if any resulting agreement is terminated, if research institutions are closed down by public authorities for reasons outside of our control, or if we cannot fulfill contractual commitments, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. Furthermore, we may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

A portion of our cash may be held in accounts at U.S. banking institutions. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. The FDIC took control of Silicon Valley Bank (“SVB”), on March 10, 2023. We maintained certain operating accounts with SVB prior to its closure and have since transferred all of our deposits previously held with the bank to other banking institutions. The FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023. We did not maintain any accounts with Signature Bank. The Federal Reserve announced that account holders with Signature Bank would be made whole. However, as the FDIC continues to address the situation with SVB, Signature Bank and other banking institutions, the risk of loss in excess of insurance limitations and otherwise has increased across financial institutions. Any loss that we may experience in the future could have a material and adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause delays in making payments to our vendors and employees, among other counterparties, and cause other business and operational disruptions.

Risks Related to Our Intellectual Property

If we fail to establish, maintain, defend and enforce intellectual property rights with respect to our technology, our business, prospects, financial condition and results of operations may be materially adversely affected.

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. Our product candidates utilize our proprietary technology and know-how relating to the oral delivery of large molecules for the treatment of certain conditions with oral PTH. We seek to protect our proprietary position by filing patent applications in the United States and certain foreign jurisdictions relating to our product candidates and technologies that are important to our business. This process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we do not adequately obtain, maintain, protect and enforce our proprietary rights in our technologies, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our business and our ability to achieve profitability.

We have limited patent protection with respect to our product candidates and technologies. We have been issued a patent with claims generally directed to compositions comprising a protein, an absorption enhancer and a protease inhibitor, as well as methods for oral administration of a protein with an enzymatic activity in each of the United States, Australia, Canada, Japan, New Zealand, China, Israel and Russia. Related patent applications are pending in the United States, the EU, Hong Kong, Brazil, China and India. We have also filed patent applications derived from seven patent families in various jurisdictions that currently contain claims directed to oral administration technologies, including compositions and drug delivery devices utilizing an absorption enhancer and methods of treating osteoporosis, hypoparathyroidism and bone fractures and related conditions with orally administered parathyroid hormone. Certain of these patent applications have already matured into patents in the United States, Israel and Japan.  Other applications are in prosecution.  We have also recently filed additional seven international patent applications (patent families) with claims pertaining to a novel oral delivery platform, with claims directed at compositions comprising a protein, an absorption enhancer and an alkaline polymer, and methods of oral administration these compositions.  We cannot be certain that patents will be issued or granted with respect to any of our pending or future patent applications, or that issued or granted patents will not later be found to be invalid or unenforceable. The patent position of pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably, and can change. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in pharmaceutical or biotechnology patents. Even if our pending patent applications issue as patents, such patents may not cover our product candidates in the United States or in other countries. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide us with a competitive advantage.

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

Risks Related to Our Ordinary Shares and IPO Warrants

The price of our Ordinary Shares and IPO Warrants may be volatile, and holders of our Ordinary Shares and IPO Warrants could lose all or part of their investment.

The price of securities for publicly traded emerging biopharmaceutical and drug discovery and development companies has been highly volatile and is likely to remain highly volatile in the future. The market price of our Ordinary Shares and IPO Warrants on Nasdaq may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	our clinical trial results and the timing of the release of such results;

•	the amount of our cash resources and our ability to obtain additional funding;

•	the announcement of research activities, business developments, technological innovations or new products, or acquisitions or expansion plans by us or our competitors;
•	the success or failure of our research and development projects or those of our competitors;
•	our entering into or terminating strategic relationships;
•	changes in laws or government regulation;
•	actual or anticipated fluctuations in our and our competitors’ results of operations and financial condition;
•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products and plans for clinical development;
•	the departure of our key personnel;
•	disputes related to intellectual property and proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
•	our sale, or the sale by our significant shareholders, of Ordinary Shares, IPO Warrants or other securities in the future;
•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;
•	market conditions in our industry and changes in estimates of the future size and growth rate of our markets;
•	market acceptance of our products;
•	the mix of products that we sell and related services that we provide;
•	the success or failure of our licensees to develop, obtain approval for and commercialize our licensed products, for which we are entitled to contingent payments and royalties;
•	the publication of the results of preclinical or clinical trials for EB613, EB612 or any other product candidates we may develop, including a new Oral GLP-2 analog research program;
•	the failure by us to achieve a publicly announced milestone;
•	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;
•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;
•	changes in our expenditures to promote our products;

•	variances in our financial performance from the expectations of market analysts;
•	the limited trading volume of our Ordinary Shares and IPO Warrants; and
•	general economic and market conditions, including factors unrelated to our industry or operating performance, such as geopolitical tensions.

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

If our shareholders, particularly our directors or our executive officers and their affiliates,  sell substantial amounts of our Ordinary Shares or IPO Warrants in the public market, or if there is a public perception that these sales may occur in the future, the market price of our Ordinary Shares or IPO Warrants may decline. The perception in the public market that our shareholders might sell our Ordinary Shares or IPO Warrants could also depress the market price of our Ordinary Shares or IPO Warrants and could impair our future ability to obtain capital, especially through an offering of equity securities. In addition, our sale of additional Ordinary Shares or other similar securities in order to raise capital might have a similar negative impact on the share price of our Ordinary Shares or IPO Warrants. A decline in the price of our Ordinary Shares may impede our ability to raise capital through the issuance of additional Ordinary Shares, IPO Warrants or other equity securities, and may cause holders of our Ordinary Shares or IPO Warrants to lose part or all of their investment.

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

Nasdaq imposes, among other requirements, continued listing standards, including a minimum bid requirement. The price of our Ordinary Shares must trade at or above $1.00 to comply with the minimum bid requirement for continued listing on the Nasdaq Capital Market. On November 21, 2022, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company’s Ordinary Shares fail to comply with the $1.00 minimum bid price requirement for continued listing on Nasdaq in accordance with Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the ordinary shares for the 30 consecutive business days prior to the date of the Notice. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until May 22, 2023, to regain compliance with the minimum bid price requirement.

On March 23, 2023, Nasdaq notified us that we had regained compliance with the minimum bid price requirement given that the closing bid price for our Ordinary Shares had been at or above $1.00 for 14 consecutive trading days, from March 3rd through March 22, 2023.

There can be no assurance that we will maintain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

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

Under the Research Law, we are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals. We may not receive the required approvals for any proposed transfer of manufacturing activities. Even if we do receive approval to manufacture products developed with government grants outside of Israel, the royalty rate may be increased and we may be required to pay up to three times the grant amounts and the interest, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair our ability to outsource manufacturing or engage in our own manufacturing operations for those products or technologies. For additional information, see “Item 1-Business-The Israeli Innovation Authority (IIA) Grant.”

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

Legislative developments in Israel may have an adverse effect on the Company’s business.

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, certain leading international financial institutions, including investment banks, investors and key economists, have indicated several causes for concern, including that such proposed changes, if adopted, may cause a downgrade to Israel’s sovereign credit rating and Israel’s international standing, which would adversely affect the macroeconomic condition in which we operate, and also potentially deter foreign investment into Israel or Israeli companies, which may hinder our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

We are incorporated under the laws of the State of Israel. Service of process upon us, our directors and officers and the Israeli experts, if any, a significant number of whom reside outside the United States, may be difficult to obtain within the United States. Furthermore, because the majority of our assets and investments, and several of our directors, officers and such Israeli experts, if any, are located outside the United States, any judgment obtained in the United States against us or any of them may be difficult to collect within the United States. In addition, such judgment may not be enforced by an Israeli court.

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

Our facilities in Israel, which house our research and development and certain production and management functions, are located in Jerusalem, Israel. Most of our clinical development, clinical operations and regulatory functions are located in the United States. Under a Lease Agreement with Unihead Biopark Ltd. as of December 31, 2022, we are leasing approximately 622 square meters of office and laboratory space pursuant to a lease agreement that will expire on June 30, 2023. Of the 622 square meters leased, we utilize approximately 527 square meters for our operations and have agreed to sublease the remaining approximately 95 square meters to a third-party until June 2023.

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

Market for our Ordinary Shares and IPO Warrants

Our Ordinary Shares and IPO Warrants are listed on the Nasdaq Capital Market under the symbols “ENTX” and “ENTXW,” respectively.

As of March 27, 2023, there were approximately 44 holders of record of our Ordinary Shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A - Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” of this Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements reflect our views only as of the date they are made.

For purposes of this Item 7, references to the “Company,” “we,” “us” and “our” refer to Entera Bio Ltd. and its consolidated subsidiary.

Overview

Entera is a clinical stage biopharmaceutical company and a leader in the development of orally delivered macromolecule therapeutics, including peptides and therapeutic proteins. Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap. Furthermore, from a technical standpoint, oral delivery of therapeutic proteins has historically been challenging due to enzymatic degradation within the gastrointestinal tract, poor absorption into the blood stream and variable drug exposures. Entera’s proprietary technology is designed to deliver orally administered proteins with sufficient bioavailability to meet treatment goals, using white mini tablets (around 6mm in diameter) of the desired protein.

We strategically focus on underserved, chronic medical conditions where oral administration of a mini tablet peptide or peptide replacement therapy has the potential to significantly shift a treatment paradigm.

We currently have two product candidates in the clinical stage of development: EB613 and EB612. Both candidates are first-in-class daily mini tablets of human parathyroid hormone (hPTH (1-34), teriparatide). To date, Entera’s proprietary PTH tablets have been safely administered to a total of 72 healthy subjects in Phase 1 studies and 153 patients across Phase 2 studies in osteoporosis and hypoparathyroidism, two diseases that remain underserved with the current standard of care and which disproportionately affect women. In addition to these product candidates, we have various internal early stage research programs in other approved peptides such as GLP-2 and hGH, as well as outside early stage collaborations to potentially diversify our revenue stream.

Since our inception, we have raised a total of $84.7 million from a combination of public and private equity offerings, grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the years ended December 31, 2022 and 2021, our operating losses were $13.0 million and $12.2 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $95.5 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities, and payments under any future collaborations into which we may enter.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2022, expressing the existence of substantial doubt about our ability to continue as a going concern.  The audited consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay certain program initiation, curtail or cease operations. See “Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital.”

As of December 31, 2022, we had cash and cash equivalents of $12.3 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which include the capital required to fund our ongoing operations, including R&D and the completion of the Phase 1 PK study related to the new formulation EB612. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. We currently do not have funding sufficient for such Phase 3 or PK studies, and our ability to commence such studies requires additional funding, which may not be available on reasonable terms, or at all.  Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

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

Amgen Research Collaboration and License Agreement

On December 10, 2018, we entered into a research collaboration and license agreement with Amgen, which we refer to as the Amgen Agreement, with respect to inflammatory disease and other serious illnesses. Pursuant to the Amgen Agreement, we and Amgen have agreed to use our proprietary drug delivery platform to develop oral formulations for one preclinical large molecule program that Amgen has selected. In exchange for entering into the agreement, Amgen paid us a non-refundable and non-creditable initial access fee of $725,000 in the first quarter of 2019, of which $500,000 was attributed to the right to use the intellectual property and $225,000 was attributed to the pre-clinical R&D services that we are obligated to perform under the Amgen Agreement. In addition, under the Amgen Agreement, Amgen reimburses us for additional expenses that we incur for any work we do under the collaboration. Thus far during our collaboration, Amgen has paid $968,000 for pre-clinical R&D services by the end of 2022.

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

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (three times of the interest will also be added). Following the signing of the Amgen Agreement, we have been required to pay 5.38% of each payment by Amgen and up to 600% of the grant received and the interest. As of December 31, 2022, we had paid royalties to the IIA in the amount of $83,000 related to the Amgen Agreement.

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

Under the Amgen Agreement, through December 31, 2022, we had received an additional aggregate amount of $968,000 for research and development services.

Revenues, including revenues under the Amgen Agreement, are recognized according to ASC 606, "Revenues from Contracts with Customers”.

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

For the years ended December 31, 2022 and 2021, we recognized revenues from the Amgen Agreement and other material transfer agreements (“MTA”) in the total amounts of $134 thousand and $571 thousand, respectively.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the years ended December 31, 2022 and 2021, our research and development expenses were $5.8 million and $6.8 million, respectively. Research and development expenses for the years ended December 31, 2022 and 2021 were primarily for the development of EB613 and EB612. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Financial Expenses (Income), Net

Financial expenses (income), net are composed primarily of interest income and exchange rate differences of certain currencies against our functional currency.

Income Tax Expenses (Benefit)

We have not generated taxable income since our inception, and as of December 31, 2022, we had carry-forward tax losses of $67.1 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under the U.S. tax laws. As of December 31, 2022, Entera Bio Inc. has tax loss carry-forwards of $98 thousand.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
	(In thousands, except for percentage information)
Revenues	$134	$571	$(437)	(77)%
Cost of revenues	$101	$373	(272)	(73)%
Operating expenses:
Research and development expenses	$5,848	$6,771	$(923)	(14)%
General and administrative expenses	$7,253	$5,690	$1,563	27%
Other income	$(51)	$(46)	$(5)	11%
Operating loss	$13,017	$12,217	$800	7%
Financial expenses (income), net	$(83)	$29	$(112)	(386)%
Income tax expenses (benefit)	$137	$(59)	$196	(332)%
Net loss	$13,071	$12,187	$884	7%

Revenue

Revenues for the years ended December 31, 2022 and 2021 were $134,000 and $571,000, respectively. For 2022 and 2021, the majority of our revenues were attributable to research and development, or R&D, services provided to Amgen under the Amgen Agreement and other MTA agreements. The decrease in revenue for the year ended December 31, 2022 as compared to the prior year period was primarily due to finalization of third year pre-clinical R&D services. We did not generate any revenues prior to entering into the Amgen Agreement.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 were $101,000 compared to $373,000 for the year ended December 31, 2021 and were primarily attributed to salaries and related expenses in connection with the R&D services provided under the Amgen Agreement and other MTA agreements. The decrease in cost of revenues for the year ended December 31, 2022 was primarily due to decreased revenues under the Amgen Agreement, as described above.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $5.8 million, as compared to $6.8 million for the year ended December 31, 2021. The decrease of $1.0 million was primarily attributed to a decrease of $0.6 million related to the completion of our Phase 2 trial for EB613 in September 2021, and a decrease of $0.9 million in pre-clinical activities related to our planned Phase 3 clinical trial for EB613, which were partially offset by an increase of $0.3 million in continued materials and production costs, strengthening the R&D organization in preparation for  EB613’s proposed phase 3 study and EB612’s proposed new formulation PK study and an increase of $0.2 million in employee compensation, primarily related to a one-time payment to our former President of R&D.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $7.3 million, compared to $5.7 million for the year ended December 31, 2021. The increase of $1.6 million was primarily attributable to an increase of $0.4 million in non-cash share-based compensation granted to directors and executive officers and an increase of $0.4 with respect to a one-time payment to our former Chief Executive Officer. Additionally, there was an increase of $0.5 million in professional fees and an increase of $0.3 million in D&O insurance costs.

Financial Expenses (Income), Net

Financial income, net for the year ended December 31, 2022 was $83,000, compared to $29,000 financial expenses, net for the year ended December 31, 2021. Our financial expenses (income) is composed primarily of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. As a result of our recurring losses from operations, negative cash flows from operating activities and lack of liquidity, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2022, expressing the existence of substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2022 and 2021, our operating losses were $13.0 million and $12.2 million, respectively. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations. As of December 31, 2022, we had an accumulated deficit of $95.5 million. Since our inception, we have raised a total of $84.7 million, including $25.3 million through at-the-market-offering (“ATM”) programs, $14.3 million in our December 2019 private placement, $11.2 million in our IPO in 2018 and $33.9 million in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, as of December 31, 2022, we had received approximately $1.4 million under the Amgen Agreement.

As of December 31, 2022, we had cash and cash equivalents of $12.3 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

In July 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC, as sales agent, to implement an at-the-market offering program under which we, from time to time, were able to offer and sell our Ordinary Shares, having an aggregate offering amount of up to $13.9 million.  This ATM program terminated in accordance with its terms following our sale of the full dollar amount of ordinary shares permitted thereunder. On May 7, 2021 we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, under which we, from time to time, had been able to offer and sell up to 5,000,000 Ordinary Shares . For the year ended December 31, 2021, we sold an aggregate of 4,386,728 ordinary shares under the foregoing ATM programs for aggregate proceeds of $21.8 million, net of issuance costs.

Following our loss of foreign private issuer status on January 1, 2022, we were no longer able to use our then-current ATM program, as offers and sales under which had been registered on our registration statement on Form F-3, which may be used only by a foreign private issuer; therefore, we filed a new shelf registration statement on Form S-3 (file no. 333-365286) on May 27, 2022 to, among other things, facilitate our use of the Amended B. Riley ATM Program and SVB ATM Program (each as defined below). On May 27,2022 we entered into an Amended and Restated at Market Issuance Sales Agreement with B. Riley Securities, Inc., as sales agent, under which we were able, from time to time, to offer and sell up to 5,000,000 Ordinary Shares (the “Amended B. Riley ATM Program”). Effective August 30, 2022, we terminated the Amended B. Riley ATM Program, and we had not sold any shares under such agreement.

On September 2, 2022, we entered into a Sales Agreement with SVB Securities LLC, as sales agent, to implement an ATM program under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of December 31, 2022, we had not sold any shares under the SVB ATM Program.

Funding Requirements

We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which include the capital required to fund our ongoing operations, including R&D and the completion of the Phase 1 PK study related to the new formulation EB612. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. We currently do not have funding sufficient for such Phase 3 or PK studies, and our ability to commence such studies requires additional funding, which may not be available on reasonable terms, or at all.  Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

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

We are in the process of evaluating various financing alternatives in the public or private equity markets or through license of our technology to additional external parties through partnerships or research collaborations as we will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about our ability to obtain such funding.

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

Our audited consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K, note that there is substantial doubt about our ability to continue as a going concern as of such date; and in its report accompanying our audited consolidated financial statements included herein, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. This means that our management and our independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The audited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	(audited) Year ended December 31,
	2022	2021
	(in thousands)
Net Cash used in operating activities	$(12,499)	$(9,063)
Net Cash used in investing activities	(102)	(17)
Net Cash provided by financing activities	13	25,381
Net increase (decrease) in cash and cash equivalents	$(12,588)	$16,301

Net Cash Used in Operating Activities

Net Cash used in operating activities for the year ended December 31, 2022 was $12.5 million, consisting primarily of our operating loss of $13.0 million and an increase of $1.8 million in our working capital, which was partially offset by approximately $2.3 million of share-based compensation and depreciation expenses.

Net Cash used in operating activities for the year ended December 31, 2021 was $9.1 million, consisting primarily of our operating loss of $12.2 million, which was partially offset by $1.7 million of share-based compensation, depreciation and deferred income taxes, and a decrease of $1.4 million in our working capital.

The increase of $3.4 million in cash used in operating activities for the year ended December 31, 2022 compared to the same period in 2021 was mainly attributed to an increase of $0.8 million in our operating loss, and an increase of $3.2 million in working capital primarily due to payments to suppliers and services providers, which was partially offset by an increase of $0.4 million in share-based compensation and depreciation expenses.

Net Cash Used in Investing Activities

Net Cash used in investing activities for the year ended December 31, 2022 and 2021 consisted primarily of the purchase of property and equipment and withdrawal of funds in connection with the retirement of certain employees.

Net Cash Provided by Financing Activities

Net Cash provided by financing activities for the year ended December 31, 2022 primarily derived from net proceeds of $13 thousand from the exercise of options to purchase Ordinary Shares.

Net Cash provided by financing activities for the year ended December 31, 2021 primarily derived from net proceeds of $21.8 million from the issuance of Ordinary Shares under our ATM and $3.6 million from the exercise of warrants and options.

Contractual Obligations

The following tables summarize our contractual obligations and commitments as of December 31, 2022 that will affect our future liquidity:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases for facility	$96	$96	$-	$-	$-
Total	$96	$96	$-	$-	$-

Severance Obligations

We have long-term liabilities for severance pay that are calculated pursuant to Israeli law generally based on the most recent salary of the relevant employees multiplied by the number of years of employment to the extent not covered by our regular deposits with defined contribution plans. As of December 31, 2022, our severance pay liability, net was immaterial. Because the timing of any such payments is not fixed and determinable, we have not included these liabilities in the table above.

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

Revenue Recognition

With respect to the Amgen Agreement, we used our judgement to identify our deliverables in the agreement and whether the deliverables are distinct performance obligation. In addition, we use our judgement to determine the allocation of the transaction price between our identified distinct performance obligations. We also used significant judgment in order to determine the R&D services period. For a description of our revenue recognition policy see “Note 2-Summary of Significant Accounting Policies-Revenue Recognition” of our audited consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report.

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

The following table summarizes the allocation of our share-based compensation expense:

	Year ended December 31,
	2022	2021
	(in thousands)
Cost of revenues	$14	$102
Research and development	708	661
General and administrative	1,525	1,098
Total	$2,247	$1,861

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
AS OF DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entera Bio Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entera Bio Ltd. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1d to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Kesselman & Kesselman
Certified Public Accountants (lsr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 31, 2023

We have served as the Company’s auditor since 2010.

ENTERA BIO LTD.
 CONSOLIDATED BALANCE SHEETS
      (U.S. dollars in thousands, except share data)

	December 31
	2022	2021
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	12,309	24,892
Accounts receivable	246	183
Other current assets	294	254
TOTAL CURRENT ASSETS	12,849	25,329

NON-CURRENT ASSETS:
Property and equipment, net	139	156
Operating lease right-of-use assets	90	239
Deferred income taxes	43	217
Funds in respect of employee rights upon retirement	6	46
TOTAL NON-CURRENT ASSETS	278	658
TOTAL ASSETS	13,127	25,987

L i a b i l i t i e s and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	17	166
Accrued expenses and other payables	1,233	2,801
Current maturities of operating lease	91	179
Contract liabilities	-	15
TOTAL CURRENT LIABILITIES	1,341	3,161

NON-CURRENT LIABILITIES:
Operating lease liabilities	-	123
Liability for employee rights upon retirement	32	138
TOTAL NON-CURRENT LIABILITIES	32	261

TOTAL LIABILITIES	1,373	3,422
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of December 31, 2022 and December 31, 2021, 140,010,000 shares; issued and outstanding as of December 31, 2022, and December 31, 2021 28,809,922 and 28,804,411 shares, respectively
	*	*
Additional paid-in capital	107,210	104,950
Accumulated other comprehensive income	41	41
Accumulated deficit	(95,497)	(82,426)
TOTAL SHAREHOLDERS' EQUITY	11,754	22,565
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	13,127	25,987

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
     (U.S. dollars in thousands, except share and per share data)

	Year ended December 31
	2022	2021

REVENUES	134	571
COST OF REVENUES	101	373
GROSS PROFIT	33	198
OPERATING EXPENSES:
Research and development	5,848	6,771
General and administrative	7,253	5,690
Other income	(51)	(46)
TOTAL OPERATING EXPENSES	13,050	12,415
OPERATING LOSS	13,017	12,217
FINANCIAL EXPENSES (INCOME), net	(83)	29
LOSS BEFORE INCOME TAX	12,934	12,246
INCOME TAX EXPENSE (BENEFIT)	137	(59)
NET LOSS	13,071	12,187

LOSS PER SHARE BASIC AND DILUTED	0.45	0.47

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	28,808,090	26,133,770

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      (U.S. dollars in thousands, except share and per share data)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2021	21,057,922	*	77,708	41	(70,239)	7,510
Net loss	-	-	-	-	(12,187)	(12,187)
Exercise of warrants to ordinary shares	3,175,050	*	3,158	-	-	3,158
Issuance of shares due to the ATM program, net of issuance costs	4,386,728	*	21,805	-	-	21,805
Exercise of options to ordinary shares	177,711	*	418	-	-	418
Share-based compensation	-	-	1,861	-	-	1,861
Vested restricted share units	7,000	*	-	-	-	-

BALANCE AT DECEMBER 31, 2021	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(13,071)	(13,071)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	2,247	-	-	2,247
BALANCE AT DECEMBER 31, 2022	28,809,922	*	107,210	41	(95,497)	11,754

* Represents an amount less than one thousand US dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(13,071)	(12,187)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	64	53
Deferred income taxes	174	(217)
Share-based compensation	2,247	1,861
Finance expenses (income), net	(78)	18
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	(63)	72
Decrease (increase) in other current assets	(40)	7
Increase (decrease) in accounts payable	(149)	2
Increase (decrease) in accrued expenses and other payables	(1,568)	1,471
Decrease in contract liabilities	(15)	(143)
Net cash used in operating activities	(12,499)	(9,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funds with respect to employee rights upon retirement	(55)	-
Purchase of property and equipment	(47)	(17)
Net cash used in investing activities	(102)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares through ATM programs, net of issuance costs	-	21,805
Exercise of options and warrants into shares	13	3,576
Net cash provided by financing activities	13	25,381
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(12,588)	16,301
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE YEAR	24,964	8,663
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE YEAR	12,376	24,964

Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	12,309	24,892
Restricted deposits included in other current assets	67	72
Total cash and cash equivalents and restricted deposits	12,376	24,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Income taxes paid in cash during the year	165	2

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	-	31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - GENERAL

a.
Entera Bio Ltd. (collectively with its subsidiary, the "Company") was incorporated on September 30, 2009 and commenced operation on June 1, 2010. On January 8, 2018, the Company incorporated Entera Bio Inc., a wholly owned subsidiary incorporated in Delaware United States. The Company is a leader in the development and commercialization of orally delivered large molecule therapeutics for use in areas with significant unmet medical need where adoption of injectable therapies is limited due to cost, convenience and compliance challenges for patients. The Company’s most advanced product candidates, EB613 for the treatment of osteoporosis and EB612 for the treatment of hypoparathyroidism, are based on its proprietary technology platform and are both in clinical development. Additionally, the Company intends to license its oral delivery technology to biopharmaceutical companies for use with their proprietary compounds.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market since July 2018 under the symbol “ENTX”.

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

d.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred accumulated deficit in the amount of $95.5 million through December 31, 2022 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of December 31, 2022 will allow the Company to operate under its current plans into the third quarter of 2024. This assumes the use of the Company’s capital to fund its ongoing operations, including R&D and the completion of the Phase 1 study related to the new formulation EB612. This does not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis and comparative study. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public or private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about the Company's ability to obtain such funding. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Prior to 2021, the Company prepared its financial statements in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”), as permitted in the United States (“U.S.”) based on the Company’s status as a foreign private issuer as defined in the rules promulgated by the U.S. Securities and Exchange Commission (the “SEC”). During 2021, the Company determined that it is no longer qualified as a foreign private issuer under the SEC rules. As a result, since January 1, 2022, the Company has been required to comply with all of the disclosure and reporting requirements applicable to U.S. domestic issuers, including preparing its financial statement in accordance with U.S. GAAP.

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

1)

Functional and presentation currency

Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The U.S. dollar is the currency of the primary economic environment in which the operations of the Company are conducted. The consolidated financial statements are presented in U.S. dollars.

The functional currency of the subsidiary is the U.S. dollar.

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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

d.
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary Entera Bio Inc. All inter-company transactions and balances have been eliminated in consolidation.

e.
Cash and cash equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

f.	Restricted cash Restricted cash deposited in an interest-bearing saving account which is used as a security for the Company's office rent and credit card.

g.	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash held in checking accounts and deposits at financial institutions in major Israeli and U.S. banks. Management believes the Company is not exposed to significant credit risk to its current financial institution, but will continue to monitor regularly and adjust, if needed, to mitigate risk. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.

h.	Fair value measurement

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

With regard to the period before December 2013, the liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the balance sheets under “Funds in respect of employee rights upon retirement”. These policies are the Company’s assets.

The amounts of severance payment expenses were $132 and $137 for the years ended December 31, 2022 and 2021, respectively.

The Company expects to contribute to insurance companies approximately $132 for the year ending December 31, 2023 in connection with its expected severance liabilities for that year.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

j.	Leases

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

The discount rate for the lease is the rate implicit in the lease unless that rate cannot be readily determined. As the Company’s leases do not provide an implicit rate, the Company’s uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Sublease income is recognized on a straight-line basis over the expected lease term and is included in other income in our consolidated statements of operations.

k.	Property and equipment

1)	Property and equipment are stated at cost, net of accumulated depreciation and amortization.

2)	The Company’s property and equipment are depreciated using the straight-line method, which approximates the pattern of usage, over the term of the estimated useful life, as follows:

Years

Computer equipment	3-5
Office furniture	10
Laboratory equipment	7-10

Leasehold improvements are amortized by the straight-line method over the shorter of (i) the expected lease term and (ii) the estimated useful life of the improvements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

l.	Impairment of long-lived assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the long-lived asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the sum of the expected undiscounted cash flow is less than the carrying amount of the asset, the Company recognizes an impairment loss, which is the excess of the carrying amount over the fair value of the asset, using the expected future discounted cash flows.

As of December 31, 2022 and 2021, the Company did not recognize an impairment loss on its long-lived assets.

m.	Share-based compensation

The Company grants share options and restricted share units (“RSU”) (together “Share-Based Compensation”) to its employees, directors and non-employees in consideration for services rendered.

The Company accounts for Share-Based Compensation awards classified as equity awards, including share-based option awards and RSUs, using grant-date fair value. The Company recognize the value of the award as an expense over the requisite service period.

The Company applies ASU 2018-07 (Topic 718) that expands the scope of Topic 718 to include Share-Based Compensation transactions for acquiring goods and services from non-employees. Under the provision of the amendment, the Company measures share-based compensation to non-employees in the same manner as share-based compensation to employees.

The Company calculates the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected share price volatility and the expected option term. The computation of expected volatility is based on the historical volatility of the Company’s ordinary shares. The expected option term is calculated using the simplified method, as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis to estimate expected option terms. The interest rate for periods within the expected term of an award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s expected dividend rate is zero because the Company does not currently pay cash dividends on its shares and does not anticipate doing so in the foreseeable future.

The Company elected to recognize compensation costs for awards granted to employees and directors conditioned only on continued service that have a graded vesting schedule using the accelerated method based on the multiple-option award approach. The Company has elected to account for forfeitures as they occur.

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

Grants received from the Israel Innovation Authority (the  “IIA”) are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. At the time grants are received, successful development of the related projects is not assured, therefore, grants are deducted from the research and development expenses as the applicable costs are incurred, and presented in R&D expenses, net.

o.	Revenue recognition

The Company recognized revenue from the Amgen Agreement according to ASC 606, "Revenues from Contracts with Customers”. Prior to the signing of the Amgen Agreement in 2018, the Company did not have revenue transactions.

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

On December 10, 2018, the Company entered into the Amgen Agreement for the use of the Company’s oral delivery platform in the field of inflammatory diseases and other serious illnesses. As part of the agreement, the Company received non-refundable and non-creditable initial access payment of $725 from Amgen in January 2019.

The Company identified two performance obligations in the agreement: 1) License to use the Company's proprietary drug delivery platform and 2) pre-clinical research and development services (“pre-clinical R&D services”). The preclinical R&D services include discovery, research and design preclinical activities relating to the programs selected by Amgen.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

o.	Revenue recognition (continued)

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

The transaction price was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration that the Company would be entitled to upon the achievement of contractual milestones, which are contingent upon the occurrence of future events of development and commercial progress, are a form of variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is highly probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. As of December 31, 2022, the Company did not recognize any revenues from any potential milestone payments.

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

Revenues attributed to preclinical R&D services are recognized during the period of the pre-clinical R&D services according to the input model method on a cost-to-cost basis.

In 2022 and 2021, the Company recorded revenues of $89 and $502, respectively, related to services provided under the Amgen Agreement.

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

q.	Loss per share

Basic loss per share is computed on the basis of the net loss, adjusted to recognize the effect of a down-round feature when it is triggered, for the period, divided by the weighted average number of outstanding ordinary shares during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, RSUs and warrants, exercisable into an aggregate of 6,255,235 shares and 6,517,102 shares for the years ended December 31, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

r.	Legal and other contingencies

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

2)

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company early adopted this guidance effective January 1, 2022 and the impact of the adoption on the Consolidated financial statements was immaterial.

Recently issued accounting pronouncements, not yet adopted

1)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective for Smaller Reporting Companies (SRCs, as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The adoption of this guidance will not have material impact on the Company’s consolidated financial statements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - OPERATING LEASES

1)
The Company leases office and research and development space under several agreements. The annual lease consideration is a total of $166 and is linked to the Israeli CPI. The lease agreement expires on June 30, 2023.

As of December 31, 2022, the Company provided bank guarantees of approximately $37, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

2)
The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years and the payments are linked to the Israeli CPI. To secure the terms of the lease agreements, the Company has made certain deposits to the leasing company, representing approximately three months of lease payments. The annual lease consideration is a total of $21.

The lease cost was as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease cost	197	216

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Operating cash flows from operating leases	197	216

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	90	239

Current lease liabilities	91	179
Non-current lease liabilities	-	123
Total lease liabilities	91	302

Weighted-average remaining lease term (in years)	0.52	1.53
Weighted-average discount rate	16%	16%

As of December 31, 2022, the maturity of lease liabilities under our non-cancelable operating leases are $91 to be paid in 2023.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Under the terms of the Company’s funding from the IIA, royalties are payable on sales of products developed from IIA funded projects of 3% during the first three years from commencement of revenues, 4% during the subsequent three years and 5% commencing the seventh year up to 100% of the amount of the grant received by the Company (dollar linked) plus annual interest based on LIBOR. The amount that must be repaid may be increased to three times the amount of the grant received, and the rate of royalties may be accelerated, if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. In addition, if the Company undergoes a change of control or otherwise transfers the technology “know-how” (as defined under the Research Law) in or outside of Israel, the amount that must be repaid will be increased up to six times.

The IIA has not yet declared the alternative benchmark rate to replace LIBOR. However, the Company does not believe it will have significant impact on the Company’s financial position or results of operations.

As of December 31, 2022, the total royalty amount that would be payable by the Company to the IIA, before the interest and payments as described above, was approximately $460. These grants were allocated to research and development.

Following the signing of the Amgen Agreement, the IIA determined that the Company should pay 5.38% of each payment received by the Company from Amgen on the license of Intellectual Property up to six times the grant received. As of December 31, 2022, the Company had paid a total amount of $83 to the IIA.

b.
On June 1, 2010, D.N.A. Biomedical Solutions Ltd. ("D.N.A.") and Oramed Ltd., ("Oramed") entered into a joint venture agreement, (the "Joint Venture Agreement") for the establishment of Entera Bio Ltd. According to the Joint Venture Agreement each of D.N.A. and Oramed acquired 50% of the Company's ordinary shares. D.N.A invested $600 in the Company, and Oramed and the Company entered into a Patent License Agreement pursuant to which Oramed licensed to the Company one of Oramed’s patents (the “IPR&D”).

On February 22, 2011, Oramed and the Company entered into a patent transfer agreement, (the "Patent Transfer Agreement") that superseded the Patent License Agreement, whereby Oramed assigned to the Company all of its rights, title and interest to its patent that Oramed licensed to the Company in 2010, under certain conditions. Under this agreement, the Company is obligated to pay Oramed royalties equal to 3% of its net revenues (as defined in the Patent Transfer Agreement).

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - SHARE CAPITAL

1)	Rights of the Company’s ordinary shares

Each ordinary share is entitled to one vote. The holder of an ordinary shares is also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors.

A holder of an ordinary share also has the right to receive upon liquidation of the Company, a sum equal to the nominal value of such share, and if a surplus per share remains, to receive such surplus, subject to the rights conferred on any class of shares which may be issued in the future. Since its inception, the Company has not declared any dividends.

2)	Changes in share capital:

a.	IPO warrants

In connection with the Company’s initial public offering (“IPO”) in July 2018, the Company issued 1,400,000 IPO warrants to purchase 700,000 ordinary shares, and these warrants have been listed for trading on the Nasdaq Capital Market since August 12, 2018. The IPO warrants were immediately exercisable at an initial exercise price of $8.40 per ordinary share for a period of five years, unless earlier repurchased by the Company under "Fundamental Transactions” as described in the warrant agreement or earlier expired as described in the warrant agreement.

The exercise price and number of ordinary shares issuable upon exercise of each warrant are subject to standard adjustments. In addition, subject to certain exceptions, the exercise price was subject to reduction if, within two years following the date of original issuance of the warrants, which ended in July 2020, the Company sold or granted any warrant or option at an effective price per share of less than $8.00 (as adjusted in proportion with any adjustments made from time to time), based on a weighted average, as described in the warrant agreement. As described in note 5b below, the Company completed a financing round during such two-year period at a price per share lower than the $8.00, therefore, the exercise price of these warrants adjusted to $5.85 per share.

At the IPO completion date, both of the instruments (warrants and shares) were classified as equity instruments as the warrants are considered indexed to the entity's own stock based on the provision of ASC 815.

In March 2021, 4,500 IPO warrants were exercised into 2,250 ordinary shares for total consideration of $13 at an exercise price of $5.85 per ordinary share.

As of the December 31, 2022 there were 1,395,500 traded warrants to purchase 697,750 ordinary shares outstanding with an exercise price of $5.85.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - SHARE CAPITAL (continued)

b.
In December 2019 and February 2020, the Company entered into subscription agreement with a selected group of accredited investors for the private placement of 6,047,706 ordinary shares for aggregate subscription proceeds to the Company of $14.3 million at a price of $2.37 per share. In addition, the Company granted 3,023,871 warrants, exercisable over a three-year period from the date of issuance to purchase up to 3,023,871 ordinary shares at a per share exercise price of $2.96 (“Investors Warrants”). In addition, the exercise price was subject to reduction if, within one year of the date of original issuance of the warrants which ended in December 2020, the Company issued ordinary shares at an effective price per share less than $2.96.

Following the closing of the offering, the Company issued to a broker-dealer 184,515 warrants and 92,257 warrants with per share exercise prices of $2.37 to $2.96, respectively (“Broker Warrants”).

During 2020, upon issuance of shares through the Company’s At-the-market equity program at a price per share lower than the exercise price, the exercise price of the Investors Warrants and the Broker Warrants adjusted to $1.05. See note 5c.

On April 21, 2021, upon satisfaction of the sale price condition pursuant to the subscription agreement, the Company’s Board of Directors elected to accelerate the termination date of the Investors Warrants and Broker Warrants. In accordance with the terms of the applicable agreements, the holders had the opportunity to exercise their warrants until June 23, 2021, following which any unexercised warrants would terminate.

Through June 23, 2021, all warrants holders exercised 3,300,645 warrants into 3,172,800 ordinary shares, either through purchase or a cashless exercise. The total consideration from the exercise of these warrants was $3,145 at an exercise price of $1.05 per share.

As of December 31, 2021, all Investors Warrants and Broker Warrants had been exercised and none remain outstanding.

c.
On July 4, 2020, the Company filed a primary registration statement on form F-3 and established an at-the-market equity program (the " 2020 ATM Program") that allowed the Company to issue up to $13.9 million of ordinary shares, at the Company’s discretion. Distributions of the ordinary shares through 2020 ATM Program were made pursuant to the terms of an equity distribution agreement dated July 13, 2020, among the Company and Canaccord Genuity LLC (the "Agent").

In 2020, the Company issued 2,802,731 ordinary shares pursuant to the 2020 ATM Program for net proceeds of $3.2 million at a weighted average price of $1.27 per ordinary share.

In 2021, the Company issued an additional 2,546,265 ordinary shares pursuant to the 2020 ATM Program for net proceeds of $9.9 million at a weighted average price of $3.99 per ordinary share.

d.
On May 7, 2021, the Company entered into a new at-the-market equity program (the "2021 ATM Program") that allowed the Company to issue up to additional five million ordinary shares, at the Company's discretion.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - SHARE CAPITAL (continued)

Distributions of the ordinary shares through the 2021 ATM Program were made pursuant to the terms of an equity distribution agreement dated May 7, 2021 among the Company and B. Riley Securities, Inc.

e.
In June and July 2021, the Company issued an aggregate of 1,840,463 ordinary shares pursuant to the 2021 ATM Program for net proceeds of $12.1 million at a weighted average price of $6.74 per ordinary share.

f.
During the year ended December 31, 2021, several employees and service providers exercised 177,711 options into 177,711 ordinary shares for a total consideration of $418 at a weighted average price of $2.54 per ordinary share.

g.	During the year ended December 31, 2022, one employee exercised 5,511 options into 5,511 ordinary shares for a total consideration of $13 at a price of $2.14 per ordinary share.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION

1)	Share-based compensation plan

On March 17, 2013, the Company's Board of Directors approved a Share Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company reserves specified number of ordinary shares for allocation to stock options (each, an “Option”), restricted share units, restricted share awards and performance-based awards, that had been awarded to employees and non-employees under the 2013 Plan. Each Option is exercisable for one ordinary share.

Any Option granted under the 2013 Plan that is not exercised within six years from the date upon which it becomes exercisable will expire. Since adopting the 2018 Plan (as defined below), the Company has not granted any awards under the 2013 Plan.

On July 2, 2018, the Company's Board of Directors and shareholders of the Company approved a new Share Incentive Plan (the “2018 Plan”) and reserved 1,371,398 ordinary shares for allocation to stock options (each, a "2018 Plan Option"), restricted share units, restricted share awards and performance-based awards, to employees and non-employees for issuance under the 2018 Plan. Each 2018 Plan Option is exercisable for one ordinary share.

Any 2018 Plan Option that is not exercised within 10 years from the date of grant will expire.

The 2018 Plan Options granted to employees are subject to the terms stipulated by section 102(b)(2) of the Israeli Income Tax Ordinance (the “Ordinance”). According to these provisions, the Company will not be allowed to claim as an expense for tax purposes the amounts credited to the employees as a capital gain benefit in respect of the options granted.

2018 Plan Options granted to related parties or non-employees of the Company are governed by Section 3(i) of the Ordinance or Non-Qualified Share Options ("NSO"). The Company will be allowed to claim as an expense for tax purposes in the year in which the related parties or non-employees exercised the options into shares.

As of December 31, 2022, 922,080 ordinary shares remain available for future grants under the 2018 Plan.

On January 2, 2023, the Company’s Board of Directors approved an increase of 1,440,496 ordinary shares that may be issued under the Company’s 2018 Plan pursuant of the terms of the 2018 Plan,

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

2)	share-based compensation grants to employees and directors:

a)
On January 4, 2021, options to purchase 1,314,218 ordinary shares were granted to the Company’s former Chief Executive Officer, Dr. Spiros Jamas with an exercise price of $1.24 per share. Prior to the terms of Dr. Jamas’ separation agreement (as described below), the options were to vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option to vest in twelve equal quarterly installments following the first anniversary of the grant date. The grant was subject to the approval by the Company’s shareholders, which approved the grant in March 2021. The fair value of the options at the date of grant was $1,320.

On July 15, 2022, the Company entered into a mutual separation agreement with Dr. Jamas. Pursuant to the separation agreement, Dr. Jamas received the following benefits: (i) a one-time lump sum payment of his annual base salary for a period of 13 months, for a total gross amount equal to $412; and (ii) an extension of the exercise period for the vested portion of the options granted on January 4, 2021, based on the award original terms, representing an aggregate of 492,832 ordinary shares, through the end of a two-year period commencing on July 15, 2022. Effective July 15, 2022, upon termination of the employment agreement with Dr. Jamas, the remaining 821,386 unvested options were forfeited and recognized as a reverse of expense of $457 in general and administrative expenses.

b)	On April 7, 2021, the Company’s Board of Directors approved the following option grants:

i.
Option grants to purchase 213,000 ordinary shares to certain employees and 70,000 options granted to service providers, with an exercise price of $3.61 per share. The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options at the date of grant was $646.

ii.
Options grant to purchase 33,368 ordinary shares to a non-executive director of the Company, with an exercise price of $3.61. The options will vest over three years in twelve equal quarterly instalments starting on the vesting commencement date. These options were subject to the approval of the shareholders of the Company, which was approved on October 4, 2021. The fair value of the options at the shareholders' approval date was $104.

c)
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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

d)	On August 23, 2021, the Company’s Board of Directors approved the following option grants which were approved by the shareholders of the Company on October 4, 2021.

i.
Grants of options to purchase ordinary shares with a total fair value 0f $195 for each of the seven non-executive board members on January 1, 2022. The options will vest over three years in twelve equal quarterly instalments starting on January 1, 2022 the vesting commencement date. On January 1, 2022, which is considered the awards grant date, the Company granted 752,899 ordinary shares to non-executive directors with an exercise price of $2.815 per share.

ii.
Grants of options to purchase ordinary shares with a total fair value 0f $65 for each of the seven non-executive board members on January 1, 2022. The options will vest over one year in four equal quarterly instalments starting on January 1, 2022 the vesting commencement date. On January 1, 2022, which is considered the awards grant date, the Company granted 250,964 ordinary shares to non-executive directors with an exercise price of $2.815 per share.

e)	On March 31, 2022, the Company’s Board of Directors approved the following option grants:

i.	Options to purchase 80,000 ordinary shares to an executive officer and a service provider, in each case, with an exercise price of $2.86 per share. The fair value of the options was $147.

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

f)
On April 28, 2022, the Company’s Board of Directors approved option grants to purchase 220,000 ordinary shares to employees with an exercise price of $2.57 per share. The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options was $364.

g)
On May 11, 2022, the Company’s Board of Directors approved a grant of options to purchase 500,000 ordinary shares to Ms. Miranda Toledano, who was serving as the Company’s Chief Financial Officer at the time of the grant. Ms. Toledano has since been appointed the Company’s Chief Executive Officer (as described in Note 6(2)l below). This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 7, 2022. These options have an exercise price of $2.00 per share and vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options was $390.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

h)
On July 15, 2022, the Company’s Board of Directors appointed Ms. Miranda Toledano as the Company’s Chief Executive Officer and approved a grant of options to purchase 600,000 ordinary shares at an exercise price of $1.40 per share, which are in addition to the options described in note 6(2)k above. This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 7, 2022. The options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the applicable grant date. The fair value of the options was $524.

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

i)
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

In addition, the separation agreement provides for the following payments to Dr. Schwartz, all of which would have otherwise been payable in accordance with either Israeli law or pursuant to his existing employment agreement: a one-time cash separation payment in an amount equal to NIS 537,600 (approximately $156) and additional payments of NIS 737,771 (approximately $214) in respect of all other ongoing accrued benefits, subject to any mandatory deductions. The foregoing payments were recognized in the research and development expenses.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2022	2021
Exercise price	$1.40-$2.86	$1.24-$3.61
Dividend yield	-	-
Expected volatility	69%-70.2%	68%-71%
Risk-free interest rate	1.35%-3.36%	1.11%-0.94%
Expected life - in years	5.5-6.5	6.1-5.8

	2022		2021
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of the year	4,316,859	$3.63	2,570,109	$4.85
Granted	2,458,863	2.29	1,975,586	1.95
Exercised	(5,511)	2.14	(177,710)	2.37
Forfeited	(902,009)	1.41	(16,660)	2.37
Expired	(135,115)	3.80	(34,466)	4.00
Outstanding at end of the year	5,733,087	$3.30	4,316,859	$3.63
Exercisable at end of the year	3,165,677	$4.06	2,068,067	$5.39

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2022, in terms of ordinary shares:

December 31, 2022
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	Average	options	Average
Exercise	outstanding	Remaining	exercisable	Remaining
prices per	at end of	Contractual	at end of	contractual
share (USD)	Year	Life	year	Life
-	1,560	0.09	1,560	0.09
1.24	492,831	1.54	492,831	1.54
1.40	600,000	9.54	-	-
2.02	500,000	9.37	-	-
2.14	400,775	7.26	277,994	7.26
2.53	33,638	6.89	33,638	6.89
2.57	205,500	9.33	-	-
2.815	1,003,863	9.01	376,447	9.01
2.86	135,000	9.25	-	-
3.15	345,000	8.30	123,125	8.30
3.61	250,868	8.27	101,059	8.27
3.68	294,580	0.26	294,580	0.26
3.97	247,082	6.05	242,053	6.05
6.31	1,222,390	3.08	1,222,390	3.08
	5,733,087		3,165,677

The aggregate intrinsic value of the total of the outstanding and exercisable options as of December 31, 2022, is $1.

The following table illustrates the effect of share-based compensation on the statements of operations:

	2022	2021
Cost of revenues	14	102
Research and development expenses	708	661
General and administrative	1,525	1,098
	2,247	1,861

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - INCOME TAX

A.	Corporate tax rate

1)	Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.

2)	The Company’s subsidiary Entera Bio, Inc. is taxed separately under the U.S. tax laws at a tax rate of 29% (Federal and state tax)

B.	Losses for tax purposes carried forward to future years

The balance of carryforward losses as of December 31, 2022 and 2021 are approximately $67.1 million and $56.1 million, respectively.

Under Israeli tax law, tax loss carry forward have no expiration date.

C.	Tax assessments

The Company and its subsidiary have tax assessments that are considered to be final through tax year 2017.

D.	Loss (income) before income taxes is composed of the following

	Year ended December 31
	2022	2021
Entera Bio Ltd.	12,997	12,362
Entera Bio Inc.	(65)	(116)
Total loss before taxes	12,934	12,246

E.	Income tax expense (benefit):

	Year ended December 31
	2022	2021
Current:
Subsidiary:	(37)	158
Total current income tax	(37)	158
Deferred income taxes	174	(217)
Total deferred income taxes	174	(217)
Total income tax expense (benefit)	137	(59)

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - INCOME TAX  (continued)

F.	Deferred income taxes

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forward	15,428	12,895
Research and development	1,225	1,319
Share-based compensation	877	876
Other	158	152
Net deferred tax assets before valuation allowance	17,688	15,242
Valuation allowance	(17,645)	(15,025)
Net deferred tax assets	43	217

The Company has classified the net deferred tax assets as long-term. In assessing the likelihood of realizing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forward losses become deductible. Based on the taxable loss in the Israel, management believes it was more likely than not that the deferred tax assets will not be realized in the Israel and believes it was more likely than not that deferred tax assets will be realized for the U.S. subsidiary.

G.	Rollforward of valuation allowance:

Balance at January 1, 2021	12,420
Additions	2,605
Balance at January 1, 2022	15,025
Additions	2,620
Balance at December 31, 2022	17,645

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - INCOME TAX (continued)

H.	Reconciliation of theoretical tax expenses to actual expenses

The primary difference between the statutory tax rate of the Company and the effective rate results virtually from the changes in valuation allowance in respect of carry forward tax losses and research and development expenses due to the uncertainty of the realization of such tax benefits.

I.	Uncertain tax positions

As of December 31, 2022 and 2021, the Company does not have a provision for uncertain tax positions.

NOTE 8 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31,
	2022	2021
Accrued expenses and other payables:
Employees and employees related	154	147
Income tax	-	134
Provision for vacation	146	308
Accrued expenses	933	2,212
	1,233	2,801

NOTE 9 - SUBSEQUENT EVENT

a.
On January 2, 2023, 534,246 options to purchase ordinary shares were granted to six non-executive board members with an exercise price of $0.73 per share. The options will vest over one year in four equal quarterly installments starting on January 1, 2023. This grant was approved by the shareholders of the Company on October 4, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of December 31, 2022, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers as of the date of this Annual Report and their respective ages, positions and biographies are set forth below.

Name	Age	Position
Executive Officers
Miranda J. Toledano (5)	46	Chief Executive Officer and Director
Dana Yaacov-Garbeli	39	Chief Financial Officer
Dr. Hillel Galitzer	44	Chief Operating Officer
Dr. Arthur Santora	72	Chief Medical Officer
Non-Employee Directors
Gerald Lieberman (1)	76	Director, Chairman of the Board of Directors
Dr. Roger J. Garceau (5)	69	Director, Chairman of the Scientific Advisory Committee
Ron Mayron (1) (2)	59	Director, Chairman of the Compensation Committee
Gerald M. Ostrov (1) (2) (3)	73	Director, Chairman of the Audit Committee
Sean Ellis (1) (3) (4)	48	Director
Yonatan Malca (1)(2) (3) (4) (5)	56	Director, Chairman of the Corporate Governance and Nomination Committee

(1) Independent in accordance with SEC regulations and Nasdaq rules requirements applicable to us.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.
(4) Member of the Corporate Governance and Nomination Committee.
(5) Member of the Scientific Advisory Committee.

Executive Officers

Miranda J. Toledano has served as the Company's  Chief Executive Officer, or CEO, since July 2022. Prior to her appointment as CEO, Ms. Toledano served as the Company’s Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy since May 2022. Ms. Toledano has over 20 years of C-level leadership, principal investment and Wall Street/capital market experience in the biotech sector. Ms. Toledano has served as a member of our Board of Directors (the “Board”) since 2018, and as Member of the Scientific Advisory Committee since February 2022. Previously, Miranda served as Chief Operating Officer, Chief Financial Officer, and Director of TRIGR Therapeutics, an oncology focused, clinical stage bispecific antibody company, from August 2018 until its acquisition by Compass Therapeutics (Nasdaq: CMPX) in June 2021. At TRIGR, Miranda oversaw the clinical development of lead asset TR009 (now CTX-009) and led strategic execution, including a $117 million China License Transaction and acquisition by CMPX. Previously, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co. (acquired by B. Riley FBR & Co.), where she completed biotech equity financings (IPOs, ATMs, and follow-ons) totaling over $4 billion in aggregate value. Earlier in her career, Ms. Toledano served as vice president in the investment group of Royalty Pharma (Nasdaq: RPRX) from 2004 to 2010. Ms. Toledano is also a member of the board of directors of Journey Medical (Nasdaq: DERM) and NEXGEL (Nasdaq: NXGL). Ms. Toledano holds a B.A. in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.

Dana Yaacov-Garbeli has served as our Chief Financial Officer since July 2022. Prior that, Ms. Yaacov-Garbeli served as our Israel-based Chief Financial Officer from June 2019 through July 2022. Ms. Yaacov-Garbeli has over 15 years of chief finance and accounting experience. She previously served as Senior Manager at PwC Israel overseeing audits of public and private companies. She has significant experience in financial planning, operations management, external and internal audit for public multinational companies under US GAAP, IFRS and PCAOB standards. Ms. Yaacov-Garbeli is also a partner at A2Z-Finance, a company that provides financial and accounting services. Ms. Yaacov-Garbeli holds a B.A in accounting and business management and an MBA in financial management from The College of Management and Academic studies. Ms. Yaacov-Garbeli is a Certified Public Accountant in Israel.

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

Non-Employee Directors

Gerald Lieberman Mr. Lieberman has served as a member of our Board since April 2014 and became our Chairman in July 2019. Mr. Lieberman is also a member of the board of directors of Teva Pharmaceutical Industries Ltd. (NYSE and TASE: TEVA), a global leader in pharmaceuticals and the world’s largest generic drug developer and manufacturer, where he chairs the Audit Committee and serves on both the Human Resources and Compensation Committee and the Finance Committee. He also serves as Chairman of the Board of Directors of DosenRx, Ltd., a Digital health company that has developed a personalized, patient-controlled device for delivering medication. He is also currently a special advisor at Reverence Capital Partners, a private investment firm focused on the middle-market financial services industry. From 2000 to 2009, Mr. Lieberman was an executive at Alliance Bernstein L.P., where he served as President and Chief Operating Officer from 2004 to 2009, as Chief Operating Officer from 2003 to 2004 and as Executive Vice President, Finance and Operations from 2000 to 2003. From 1998 to 2000, he served as Senior Vice President, Finance and Administration at Sanford C. Bernstein & Co., Inc., until it was acquired by Alliance Capital in 2000, forming Alliance Bernstein L.P. Prior to that, he served in various executive positions at Fidelity Investments and at Citicorp. Prior to joining Citicorp he was a certified public accountant with Arthur Andersen. He previously served on the board of directors of Forest Laboratories, LLC from 2011 to 2014, Computershare Ltd. from 2010 to 2012 and Alliance Bernstein L.P. from 2004 to 2009. Mr. Lieberman received a B.S. Beta Gamma Sigma with honors in business from the University of Connecticut. Our Board believes that Mr. Lieberman is qualified to serve as director based upon his experience on boards of other pharmaceutical companies and his years of experience working with healthcare and pharmaceutical companies.

Dr. Roger J. Garceau has served as a member of our Board since March 2016, and he served as our interim CEO From August 2020 to January 4, 2021. Dr. Garceau served also served as our Chief Development Advisor from December 2016 to December 2021 (excluding the period he served as our interim CEO). Dr. Garceau has more than 30 years of broad pharmaceutical industry experience. He has been a director of Enterome SA since December 2016, and a director of ArTara Therapeutics since January 2019. Prior to joining Entera, Dr. Garceau served as Chief Medical Officer and Executive Vice President of NPS Pharmaceuticals, Inc. from December 2008 and January 2013 respectively, until February 2015, when NPS Pharmaceuticals, Inc., then traded on Nasdaq, was acquired by Shire plc. (NASDAQ: SHPG). Previously, Dr. Garceau served in several managerial positions with Sanofi-Aventis (NYSE: SNY) from 2002 until 2008, and Pharmacia Corporation from 1986 until 2002. Dr. Garceau is a board-certified pediatrician and is a Fellow of the American Academy of Pediatrics. Dr. Garceau holds a B.S. in Biology from Fairfield University in Fairfield, Connecticut and an M.D. from the University of Massachusetts Medical School. Our Board believes that Dr. Garceau is qualified to serve as director based upon his experience with the Company and his years of experience working with healthcare and pharmaceutical companies.

Ron Mayron has served as a member of our Board since April 2021 and is a global healthcare specialist who serves on the boards of numerous public and privately-held pharma and medical device companies in Israel, including DNA BioMedical Solutions, Innocan Pharma, and IceCure Medical. His prior executive experience includes several leadership positions culminating in CEO of Teva Israel & Africa from 2009 until 2013 and CEO of S.L.E from 1999 and until 2007. His expertise within healthcare includes M&A, integration and implementation, global business development, global operations, and supply chain management. He earned a B.Sc. from Ben-Gurion University, and an MBA from the University of Tel Aviv, and attended several programs at Insead University Fontainebleu, France and the Massachusetts Institute of Technology, Boston. Our Board believes that Mr. Mayron is qualified to serve as a director based upon his pharmaceutical industry experience in multiple capacities from operations to chief executive positions as well as his experience on multiple boards of pharmaceutical and medical device companies in Israel.

Gerald M. Ostrov has served as a member of our Board since January 2019. Mr. Ostrov consults and invests in new technologies in the medical device and consumer products fields. Mr. Ostrov currently serves on the board of directors of several privately held companies, including Mother’s Choice, a natural products company working with industry giants, Addon Optics, an innovative technology company, and Nuvo Group Ltd., a developer of next generation baby and mother health monitoring for both hospital and home use. From 2008 to 2010, he served as Chairman and CEO of Bausch & Lomb. There Mr. Ostrov led the stabilization, streamlining and pipeline building of Bausch & Lomb following its going-private transaction. From 1998 until 2006, Mr. Ostrov very successfully served as Company Group Chairman for Johnson & Johnson’s Worldwide Vision Care businesses. From 1991 to 1998, Mr. Ostrov worked for Johnson & Johnson and quickly rose to serve as Company Group Chairman of the Consumer and Personal Care businesses in North America. From 1982 to 1991, he served as President of CIBA Consumer Pharmaceuticals Company. From 1976 to 1982, he worked for the Health Care Division of Johnson & Johnson. From 1973 to 1976, Mr. Ostrov worked at Procter & Gamble. Mr. Ostrov holds a B.S. from Cornell and an M.B.A. from Harvard. Our Board believes that Mr. Ostrov is qualified to serve as a director based upon his years as an investor in healthcare related companies.

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

Yonatan Malca has served as a member of our Board since 2011. Mr. Malca currently serves as a Chief Executive Officer and director of NanoGohst Ltd. Since 2010 until 2021, he served as a Chief Executive Officer and director of D.N.A Biomedical Mr. Malca also serves as a director of Nextgen-Biomed LTD. (TASE: NXGN) and Jungo Connectivity Ltd. (TASE: JNGO), each of which is an Israeli public company. Mr. Malca holds a B.A. in Economics and Statistics from Bar-Ilan University and an M.A. in Economics and Finance from Bar Ilan University, Israel. Our Board believes that Mr. Malca is qualified to serve as a director based upon his pharmaceutical industry experience as an executive as well as his experience on boards of multiple pharmaceutical companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

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

Our Board currently consists of seven directors. According to our Articles, the number of members of our Board must be at least three and cannot be more than ten. Our Board is divided into three classes with staggered three-year terms, and one class comes up for election each year. The Class I directors were re-elected at our 2021 annual meeting of shareholders to serve until our annual meeting of shareholders in 2024. The Class II director was re-elected at our 2022 annual meeting of shareholders to serve until our annual meeting in 2025. Our Class III directors have terms expiring at our annual meeting of shareholders in 2023. The members of the classes as of the date hereof are as follows:

•	the Class I directors are Miranda J. Toledano, Roger Garceau and Ron Mayron;
•	the Class II director is Yonatan Malca; and
•	the Class III directors are Gerald Lieberman, Gerald M. Ostrov and Mr. Sean Ellis.

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

Other than with respect to our directors that are also executive officers or employees, there are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their service as directors of our Company. For information with respect to compensation arrangements with our directors that are also executive officers or employees, see the sections entitled “Item 11. Executive Compensation”” included in this Annual Report.

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

Director Independence

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report as defined in the listing standards of Nasdaq: Gerald Lieberman, Ron Mayron, Gerald M. Ostrov, Sean Ellis and Yonatan Malca. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” contained in this Annual Report on Form 10-K.

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

Board Committees

Our Board has established the following committees:

Audit Committee

Composition and Quorum

Under the Nasdaq rules and SEC regulations, we are required to maintain an Audit Committee consisting of at least three independent directors, each of whom is financially literate and one of whom has accounting or related financial management expertise and would qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Our Audit Committee consists of Gerald M. Ostrov, who also serves as chairman, Yonatan Malca and Sean Ellis. The Board has determined that each of the members of our Audit Committee is an independent director in accordance with SEC regulations and satisfies the independent director requirements under the Nasdaq rules. All designated members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and SEC regulations. Our Board has determined that Gerald M. Ostrov is an “audit committee financial expert,” as such term is defined under applicable SEC rules.

Roles, responsibilities and procedures

Our Audit Committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by, among other things, pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management.

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

Compensation Committee

Composition and quorum

We have a Compensation Committee, the members of which are Ron Mayron, who also serves as chairman, Gerald M. Ostrov and Yonatan Malca. Each member of our Compensation Committee is independent under Nasdaq rules.

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

Under the Companies Law, the compensation policy must be adopted by the Board after considering the recommendations of the Compensation Committee and needs to be further brought before the company’s shareholders for approval by a special majority, if necessary.

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

In 2021, in determining the compensation of certain non-executive directors and in determining our compensation policy, the Compensation Committee retained the services of a compensation consultant, Brightman Almagor Zohar & co., or Deloitte, to conduct a comparative survey of the compensation of such office holders. The 2021 comparative study consisted of: (i) an executive compensation benchmark analysis which included comparative data of the Company’s executive compensation, relative to the peer-group companies in Israel and (ii) an executive compensation benchmark analysis which included comparative data of the Company’s executive compensation, relative to the peer-group companies in the United States.

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

Our Nominating and Corporate Governance Committee consists of Yonatan Malca, who serves as chairman, and Sean Ellis.

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

Our Scientific Advisory Committee consists of Roger Garceau, who also serves as chairman of the committee, along with Yonatan Malca and Miranda Toledano.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their share ownership and changes in such ownership.

Delinquent Section 16(a) Reports

Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that certain reports for our executive officers and directors that were required to be filed under Section 16(a) of the Exchange Act during the year ended December 31, 2022 were not filed on a timely basis. Specifically, (i) Messrs. Garceau, Mayron, Lieberman, Ostrov, Galitzer, Santora II, Malca, Ellis, Jamas, Schwartz and Ratan as well as Mses. Toledano and Yaacov-Garbeli each filed a late Form 3 and (ii) Messrs. Garceau, Mayron, Lieberman, Ostrov, Malca and Ellis as well as Ms. Toledano each filed a late Form 4 disclosing two January 2022 option grants from the Company in connection with their service as directors of the Company, in each case due to the delay in obtaining EDGAR codes in connection with our transition from a foreign private issuer to a domestic reporting company. Other than with respect to the aforementioned forms, we believe that all other reports for our executive officers and directors and persons who beneficially own more than 10% of our common stock that were required to be filed under Section 16(a) of the Exchange Act during the year ended December 31, 2022 were filed on a timely basis.

ITEM 11.            EXECUTIVE COMPENSATION

Compensation Policy

Our compensation policy was adopted by our shareholders on October 4, 2021, after having been recommended by our Compensation Committee and approved by our Board, and will therefore, under the Companies Law, need to be either re-approved, amended, or replaced by a new policy no later than 2024, and every three years thereafter. The compensation policy includes, among other matters prescribed by the Companies Law, a framework for establishing the terms of office and employment of the directors and officers and guidelines with respect to the structure of the variable pay of officers.

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

Claw-back

The compensation packages to Officers and directors are also subject to claw-back provisions, allowing for the Company’s recovery of any payment made to an Officer or director if the payment was based on incorrect financial statements that subsequently required restatement. The Officer or director will be required to repay to the Company the difference between the original payment and any payment due to the officer or director based on the restatement.

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

Summary Compensation Table

The table and summary below outline the compensation granted to our named executive officers (“Named Executive Officers”) during our fiscal years ended December 31, 2022 and December 31, 2021. As a “smaller reporting company,” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company’s principal executive officer (“PEO”), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but who were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)	Total ($)
Miranda Toledano (2)	2022	231	-	382	66	679
Chief Executive Officer and director	2021			17	65	82
Spiros Jamas (3)	2022	255	95	(256)	428	522
Former Chief Executive Officer	2021	392	-	751	-	1,143
Dr. Phillip Schwartz (4)	2022	188	27	196	371	782
Former President of R&D	2021	453	-	183	49	685
Dr. Hillel Galitzer	2022	287	63	234	37	621
Chief Operating Officer	2021	319		260	61	640

(1)
Reflects the associated annual expense recorded in our financial statements for the year ended December 31, 2022, based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in the notes of the Company’s audited financial statements for the year ended December 31, 2022 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)
Ms. Toledano was appointed as our Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy in May 2022. Ms. Toledano was then appointed as our Chief Executive Officer in July 2022. The compensation for fiscal year 2021 and until May 2022 represents her compensation as a non-employee board member.

(3)
Mr. Jamas served as our Chief Executive Officer from January 4, 2021 until July 13, 2022. Pursuant to the mutual separation agreement entered into between us and Mr. Jamas, he was entitled to a one-time lump sum payment of his annual base salary for a period of 13 months which is included in the table above.

(4)
Dr. Schwartz served as the President of R&D during fiscal years 2021 and 2022 through his resignation on July 21, 2022. On June 15, 2022, Dr. Schwartz resigned from his position with the Company, effective July 21, 2022. The compensation for fiscal year 2022 represents his compensation received for services rendered through his resignation date.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at December 31, 2022 for our Named Executive Officers.

	Number of Securities Underlying Unexercised Options			Option
Name	Exercisable	Unexercisable		Expiration Date
Miranda Toledano	33,638			17/1/2029
Chief Executive Officer and director	35,852			1/1/2031
	35,852	71,705	(1)	1/1/2031
		500,000	(2)	16/05/2032
		600,000	(3)	15/07/2032
Dr. Spiros Jamas Former Chief Executive Officer	492,832	-		14/7/2023
Dr. Phillip Schwartz	357,500	-		23/11/2027
Former President of R&D	100,000	-		21/4/2031
Dr. Hillel Galitzer	143,000	-		15/11/2023
Chief Operating Officer	120,312	54,688	(4)	16/3/2030
	46,875	78,125	(5)	21/4/2031
		60,000	(6)	30/3/2032

(1)	The 71,705 unexercisable options as of December 31, 2022 will vest in eight equal quarterly installments beginning on March 31, 2023.
(2)
Of the 500,000 unexercisable options as of December 31, 2022, 25% vest on May 16, 2023, the first anniversary of the grant date and the remaining 75% begin vesting in 12 equal quarterly installments over the following three years.

(3)
Of the 600,000 unexercisable options as of December 31, 2022, 25% vest on July 15, 2023, the first anniversary of the grant date and the remaining 75% begin vesting in 12 equal quarterly installments over the following three years.

(4)	The 54,688 unexercisable options as of December 31, 2022 will vest in five equal quarterly installments beginning on March 16, 2023.
(5)	The 78,125 unexercisable options as of December 31, 2022 will vest in 10 equal quarterly installments from January 21, 2023.
(6)
Of the 60,000 unexercisable options as of December 31, 2022, 25% vest on March 31, 2023, the first anniversary of the grant date and the remaining 75% will vest in 12 equal quarterly installments over the following three years.

Director Compensation Table

Under the Companies Law, our directors can be paid for their services as directors to the extent such payments are in accordance with the compensation policy adopted by the Company after approval by the Compensation Committee, our Board and our shareholders by ordinary majority, or, if their compensation deviates from our compensation policy, after approval by the Compensation Committee, our Board and our shareholders by a special majority, if necessary, provided that (i) the majority of the votes includes at least a majority of all the votes of shareholders who are not controlling shareholders of the Company or who do not have a personal interest in the compensation paid to the directors and participating in the vote or (ii) the total of opposing votes from among the shareholders described in subsection (i) above does not exceed 2% of all the voting rights in the Company.

The table below outlines compensation earned by our non-employee directors for the fiscal year ended December 31, 2022, including fees earned in cash and options awarded for services provided as a director. Ms. Toledano served as a non-employee director in 2022 until her appointment as an officer in May 2022. Her compensation received in connection with her service as a director is included in her 2022 compensation described above in “Summary Compensation Table”, above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Gerald Lieberman	61,000	196,000	-	257,000
Dr. Roger J. Garceau	41,000	196,000	-	237,000
Yonatan Malca	56,000	196,000	-	252,000
Ron Mayron	50,000	229,000	-	279,000
Gerald M. Ostrov	56,000	196,000	-	252,000
Sean Ellis	52,000	196,000	-	248,000

(1)
Reflects the associated annual expense recorded in our financial statements for the year ended December 31, 2022, based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in the notes of the Company’s audited financial statements for the year ended December 31, 2022 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2022:

Name	Share Options
Gerald Lieberman	324,337
Dr. Roger J. Garceau	449,739
Yonatan Malca	177,047
Ron Mayron	177,047
Gerald M. Ostrov	177,047
Sean Ellis	177,047

Employment Agreements

We have entered into employment agreements with our Named Executive Officers. A summary of the material terms of these agreements with each of our Named Executive Officers is set forth below. The below descriptions of employment agreements and separation agreements, as applicable, are only summaries and are qualified in their entirety by reference to the full text of the applicable agreement, which are filed as exhibits to this Annual Report on Form 10-K.

Miranda J. Toledano

In connection with Ms. Toledano’s appointment as the Company’s Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy in May 2022, Ms. Toledano entered into an employment agreement (the “Original Employment Agreement”) with the Company, providing for an annual employer cost of $350,000 inclusive of base salary, pension payments, severance and disability benefits as required under Israeli law. Additionally, Ms. Toledano was entitled to a grant of options pursuant to the Company’s 2018 Equity Incentive Plan to purchase 500,000 Ordinary Shares of the Company’s Ordinary Shares at an exercise price of $2.02 per share, the closing price of the Ordinary Shares on the date the option was approved by the Board. The options vest over four years, with 25% of the options vesting on May 16, 2023 and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment. In addition, Ms. Toledano was eligible to receive an annual bonus in an amount equal to 50% of her annual base salary. Under the Original Employment Agreement, Ms. Toledano also agreed to customary non-disclosure and non-competition covenants,

In connection with Ms. Toledano’s appointment as Chief Executive Officer, on July 15, 2022, Ms. Toledano and the Company entered into an amended and restated employment agreement (the “A&R Employment Agreement”), which amends and restates the Original Employment Agreement. The material terms of the Original Employment Agreement remain unchanged, except that the A&R Employment Agreement provides for (i) Ms. Toledano’s service as Chief Executive Officer, (ii) an annual employer cost of $380,000 inclusive of base salary, pension payments, severance and disability benefits as required under Israeli law, (iii) eligibility to receive an annual bonus in an amount equal to 60% of Ms. Toledano’s annual base salary, (iv) a one-time separation payment in the total amount of 12 months of salary and an extension of the exercise period with respect to vested options for a period of up to two-years post-termination, in each case in the event of the termination of Ms. Toledano’s employment by the Company for any reason other than for Cause (as defined in the A&R Employment Agreement), (v) an additional grant of options (the “Options”) pursuant to the Company’s 2018 Equity Incentive Plan to purchase 600,000 Ordinary Shares at an exercise price of $1.40, which was the closing price of the Ordinary Shares on the date the Board approved such option grant and (vi), upon the Company’s achievement of certain performance or financial milestones, a grant of options (the “Additional Options”) to purchase an additional 200,000 Ordinary Shares pursuant to the Company’s 2018 Equity Incentive Plan at an exercise price equal to the closing price of the Ordinary Shares on the date the Board approves such option grant. The Options will vest over four years, with 25% of the Options vesting on July 15, 2023 and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment. The Additional Options will vest over four years, with 25% of the Additional Options vesting on the first anniversary of the grant date and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment.

Spiros Jamas

Employment Agreement

We entered into an employment agreement, effective as of January 2021, with Dr. Spiros Jamas, in connection with his appointment as our Chief Executive Officer and in light of his previous membership in our Board. Pursuant to the agreement, Dr. Spiros Jamas was entitled to an annual base salary of $380,000 and an annual bonus of up to 60% of his base salary (up to $228,000). Additionally, Dr. Jamas was eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include medical, short term disability and 401(k) benefits. Mr. Jamas was also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays and sick leave. Subject to applicable law, Dr. Jamas is also covered by our D&O insurance policy. Dr. Jamas was also granted options to purchase 1,314,218 Ordinary Shares under the 2018 Plan, effective as of January 2021, at an exercise price of $1.24. Salary and other benefits (including any bonus) shall immediately terminate upon termination, provided, however, that in case Dr. Jamas’s employment would have been terminated by the Company without Cause or if Dr. Jamas resigned for Good Reason ("Cause" and Good Reason" as defined in the proxy statement of the Company’s extraordinary general meeting dated March 3, 2021) at any time, he would have been entitled to (i) a one-time lump sum severance payment equal to a period of twelve (12) months of his then-effective annual base salary and (ii) an extension of the exercise period with respect to his vested options to purchase ordinary shares as of the date of termination for up to two (2) years post-termination (provided that in no event shall such extension extend beyond 10 years from the applicable grant date), all subject to his execution and non-revocation of a customary release of claims against the Company, its subsidiary, Entera Bio, Inc., or any applicable affiliates.

Separation Agreement

On July 13, 2022, the Company and Dr. Jamas entered into a mutual separation agreement (the “Separation Agreement”), pursuant to which the parties agreed that Dr. Jamas would resign from his position as the Company’s Chief Executive Officer, effective July 15, 2022 (the “Jamas Separation Date”). Pursuant to the Separation Agreement, Dr. Jamas’ employment agreement, dated November 30, 2020, terminated, other than with respect to those provisions intended to survive termination, including those with respect to confidentiality, non-competition, non-solicitation and intellectual property.

Pursuant to the terms of the Separation Agreement, Dr. Jamas was entitled to receive payment for all accrued but unpaid base salary through the Jamas Separation Date, unused paid time off through the Jamas Separation Date, reimbursement for unreimbursed business expenses properly incurred pursuant to the Company’s applicable expense reimbursement policy, and benefits provided under the Company’s employee benefit plan. In addition, in consideration for Dr. Jamas’ execution of the Separation Agreement and non-revocation of a waiver and release of claims relating thereto, Dr. Jamas was entitled to the following benefits under the Separation Agreement:

•	a one-time lump sum payment of Dr. Jamas’ annual base salary for a period of thirteen (13) months, for a total gross amount equal to $411,666.67, after the expiration of the revocation period;

•
an extension of the exercise period for the vested portion of the share option granted to Dr. Jamas on January 4, 2021 pursuant to the terms of the Company’s 2018 Equity Incentive Plan, representing collectively 492,832 ordinary shares, through the end of a two-year period commencing on the Jamas Separation Date.

Under the Separation Agreement, Dr. Jamas agreed to cooperate with and assist the Company regarding certain matters and transitioning his employment duties and responsibilities. Subject to certain exceptions and limitations, the Separation Agreement included a general release of claims by Dr. Jamas in favor of the Company and certain related persons and parties, and customary non-disparagement provisions. The Separation Agreement also included certain other customary representations, warranties and covenants of Dr. Jamas. The Separation Agreement superseded all other agreements or arrangements between Dr. Jamas and the Company regarding the subject matter of the agreement, including those with respect to severance payments and benefits.

Phillip Schwartz

Dr. Phillip Schwartz was appointed as our President of Research and Development in August 2019 and served in this capacity until July 21, 2022, (the “Schwartz Separation Date”), and acted as a director from our inception in 2010 until June 15, 2022, and as Chief Executive Officer from 2010 up until August 2019. We entered into an employment agreement with Dr. Schwartz as our Chief Executive Officer dated June 8, 2014 which was amended last and approved on April 6, 2021, and on April 21, 2021, by our Compensation Committee and the Board, respectively, and approved accordingly by our shareholders in the last annual meeting of the shareholders of the Company on October 4, 2021. Pursuant to the agreement as amended, effective as of January 1, 2021, Dr. Schwartz was entitled to an annual gross base salary of $312,889. Additionally, Dr. Schwartz was eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include medical, short term disability and pension fund benefits. Dr. Schwartz was also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays and sick leave. Subject to applicable law, Dr. Schwartz was also covered by our D&O insurance policy. Dr. Schwartz was granted 357,000 Ordinary Shares under our 2013 Equity Incentive Plan, as of November 23, 2017, at an exercise price of $6.31, which are as of today considered fully vested. In April 2021, he was also granted options to purchase 100,000 Ordinary Shares of the Company under the 2018 Plan, at an exercise price of $3.15. In addition, in case of termination of Dr. Schwartz’s employment, the Company agreed to pay Dr. Schwartz an amount equal to six (6) months salaries as a severance payment, as well as all accrued and unused vacation days and any accrued and unpaid bonuses (to the extent that Dr. Schwartz is entitled to such bonus as of the termination date).

On June 15, 2022, the Company entered into a separation agreement with Dr. Phillip Schwartz, the Company’s former President of R&D, under which Dr. Schwartz agreed to continue to provide services to the Company until July 21, 2022 (the “Schwartz Separation Date”). Pursuant to the terms of the separation agreement, which were approved by the Company’s shareholders on September 7, 2022, Dr. Schwartz received a full acceleration of his unvested options, as of the Shwartz Separation Date, to purchase 68,750 ordinary shares granted in April 2021 that otherwise would have been forfeited. These options, together with 31,250 already vested options granted in April 2021 and 357,500 already vested options to purchase ordinary shares granted in 2017, will be exercisable for a period of 10 years from their respective initial grant dates. The acceleration described above was recognized as a "Type III" modification; therefore, on the shareholder approval date, the Company recognized the incremental costs of unvested options based on the fair value of the options on such date. In addition, the extension of the exercise period for the vested awards was recognized as a "Type I" modification. The total expense amount was $112 thousand, which was classified as additional share-based compensation costs in the research and development expenses.

In addition, the separation agreement provides for the following payments to Dr. Schwartz, all of which would have otherwise been payable in accordance with either Israeli law or pursuant to his existing employment agreement: a one-time cash separation payment in an amount equal to NIS 537,600 (approximately $155.9) and additional payments of NIS 737,771 (approximately $214.0) in respect of all other ongoing accrued benefits, subject to any mandatory deductions. The foregoing payments were recognized in the research and development expenses

Hillel Galitzer

We entered into an employment agreement, effective as of June 8, 2014, with Dr. Hillel Galitzer, in connection with his appointment as our Chief Operating Officer, who prior to that served as our Director of Scientific Development from July 2012. Pursuant to the agreement as amended most recently and approved in the Company's annual meeting of shareholders dated October 4, 2021, Dr. Galitzer is entitled to an annual gross base salary of $246,547. Additionally, Dr. Galitzer is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include medical, short term disability and pension fund benefits. Dr. Galitzer is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays, company car and sick leave. Subject to applicable law, Dr. Galitzer is also covered by our D&O insurance policy. In November 2017, Dr. Galitzer was granted options to purchase 143,000 Ordinary Shares of the Company, under the Company's 2013 Equity Incentive Plan, with an exercise price of $6.31, all of which are fully vested. We also granted Dr. Galitzer options to purchase 175,000 Ordinary Shares of the Company, under the Company’s 2018 Plan, as of March 16, 2020, at an exercise price of $2.14. Additionally, Dr. Galitzer received a grant of options to purchase 125,000 Ordinary Shares under the Company’s 2018 Plan, as of April 28, 2021, at an exercise price of $3.15, under the 2018 Plan. In addition, Dr. Galitzer received a grant of options to purchase 60,000 Ordinary Shares of the Company, under the Company’s 2018 Plan, as of March 31, 2022, at an exercise price of $2.86.

Employee Equity Incentive Plan

Share Incentive Plan

On March 17, 2013, our Board approved our 2013 Plan for the granting of stock options, restricted share units, restricted share awards and performance-based awards, in order to provide incentives to our employees, directors, consultants and/or service providers. As of December 31, 2022, 1,518,262 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2013 Plan, at a weighted-average exercise price of$5.71 per share. As of December 31, 2022, all of the foregoing outstanding options had vested under the 2013 Plan.

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

2018 Equity Incentive Plan

On July 2, 2018, in connection with the consummation of our initial public offering, our Board approved our 2018 Plan, with the purpose of advancing the interests of our shareholders by enhancing our ability to attract, retain and motivate individuals to perform at the highest level. The 2018 Plan governs issuances of equity incentive awards from and after the closing of our initial public offering. The maximum number of Ordinary Shares initially available for issuance under equity incentive awards granted pursuant to the 2018 Plan could not exceed 12% of the total outstanding Ordinary Shares as of the time of adoption. On January 1, 2019 and on January 1 of each calendar year thereafter, an additional number of shares equal to 5% of the total outstanding Ordinary Shares on such date (or any lower number of shares as determined by our Board) have and will become available for issuance under the 2018 Plan. In our shareholders meeting held September 7, 2022, our shareholders approved an amendment to the 2018 Plan to increase the number of Ordinary Shares issuable under the 2018 Plan by a one-time additional amount of 576,188 Ordinary Shares. As of December 31, 2022, a total of 922,080 Ordinary Shares representing 3.2% of the total outstanding shares as of that date remained available for issuance under the 2018 Plan. On January 1, 2023, pursuant to the annual evergreen provision and following the approval of our Board, an additional 1,440,496 Ordinary Shares, equal to 5% of the total outstanding shares as of January 1, 2023, became available for issuance under the 2018 Plan.

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

As of December 31, 2022, 4,214,825 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2018 Plan, at a weighted-average exercise price of $2.04 per share. Of the foregoing outstanding awards, as of December 31, 2022, options to purchase 1,653,531 Ordinary Shares, in the aggregate, had vested under the 2018 Plan, with a weighted-average exercise price of $2.47 per share.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Ordinary Shares as of March 27, 2023 by:

•	each person or entity known by us to own beneficially 5% or more of our outstanding Ordinary Shares;
•	each of our directors and executive officers individually; and
•	all of our executive officers and directors as a group.

The beneficial ownership of our Ordinary Shares is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership, generally, includes any shares over which a person exercises sole or shared voting or investment power. For purposes of the table and the related footnotes, unless described otherwise within the footnotes, Ordinary Shares issuable pursuant to options or warrants that are currently exercisable will become exercisable within 60 following March 27, 2023 to be outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group. The percentage of Ordinary Shares beneficially owned is based on 28,809,922 Ordinary Shares outstanding as of March 27, 2023. The beneficial ownership data provided below is based solely on information available to our Company and, in the case of major shareholders who are not otherwise officers or directors, has not been verified further. Except where otherwise indicated, we believe, based on information furnished to us by such owners, that the beneficial owners of the Ordinary Shares listed below have sole investment and voting power with respect to such shares.

Unless otherwise noted below, each shareholder’s address is c/o Entera Bio Ltd., Kiryat Hadassah, Minrav Building - Fifth Floor, Jerusalem, Israel.

Name	Number and Percentage of Ordinary Shares
	Number	Percent
5% or Greater Shareholders (other than directors and executive officers)
D.N.A Biomedical Solutions Ltd.(1)	3,762,960	13.1%
Gakasa Holdings LLC.(2)	2,484,275	8.6%
Centillion Fund (3)	2,396,953	8.3%
Executive Officers and Directors:
Yonatan Malca(4)	143,798	*
Gerald Lieberman(5)	494,515	1.7%
Dr. Roger J. Garceau(6)	464,198	1.6%
Dr. Hillel Galitzer(7)	385,856	1.3%
Dr. Arthur Santora(8)	60,000	*
Miranda J. Toledano(9)	296,105	1.0%
Gerald M. Ostrov(10)	146,566	*
Sean Ellis(11)	201,666	*
Dana Yaacov-Garbeli(12)	151,580	*
Ron Mayron(13)	132,353	*
All Directors and Executive Officers as a Group (10 persons)(14)	2,476,637	8.0%

* Less than 1%

(1)	D.N.A Biomedical Solutions Ltd.’s holdings consisted of 3,762,960 Ordinary Shares. D.N.A’s address is at Shimon Hatarsi 43 St., Tel Aviv, Israel.
(2)
Based on the Schedule 13G/A filed by Gakasa Holdings LLC with the SEC on June 14, 2021 regarding its holdings as of May 19, 2021. Gakasa Holdings LLC’s address is 201 S. Biscayne Blvd., Suite 800, Miami, Florida.

(3)
Based on the Schedule 13G/A filed by Centillion Fund Inc. with the SEC on November 18, 2022 regarding its holdings as of August 31, 2022. Centillion Fund Inc’s address is 10 Manoel Street, Castries, Saint Lucia LC04 101

(4)	Consists of (i) 7,232 Ordinary Shares and (ii) 136,566 Ordinary Shares underlying options to acquire Ordinary Shares.
(5)	Consists of (i) 210,659 Ordinary Shares and (ii) 283,856 Ordinary Shares underlying options to acquire Ordinary Shares.
(6)	Consists of (i) 4,940 Ordinary Shares and (ii) 459,258 Ordinary Shares underlying options to acquire Ordinary Shares.
(7)	Consists of (i) 34,106 Ordinary Shares and (ii) 351,750 Ordinary Shares underlying options to acquire Ordinary Shares.
(8)	Consists of 60,000 Ordinary Shares underlying options to acquire Ordinary Shares.
(9)	Consists of (i) 56,800 Ordinary Shares and (ii) 239,305 Ordinary Shares underlying options to acquire Ordinary Shares.
(10)	Consists of (i) 10,000 Ordinary Shares and (ii) 136,566 Ordinary Shares underlying options to acquire Ordinary Shares.
(11)	Consists of (i) 62,100 Ordinary Shares (ii) 3,000 Ordinary Shares underlying warrant to acquire Ordinary Shares and (iii) 136,566 Ordinary Shares underlying options to acquire Ordinary Shares.
(12)	Consists of (i) 56,580 Ordinary Shares and (ii) 95,000 Ordinary Shares underlying options to acquire Ordinary Shares.
(13)	Consists of (i) 7,000 Ordinary Shares and (ii) 125,353 Ordinary Shares underlying options to acquire Ordinary Shares.
(14)	Consists of (i) 449,417 ordinary Shares (ii) 3,000 Ordinary Shares underlying warrant to acquire Ordinary Shares and (iii) options to acquire 1,899,220 Ordinary Shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights (#)	Weighted-average exercise price of outstanding options, RSUs, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2013 Plan	1,518,262	$5.71	-
2018 Plan	4,214,825	$2.04	922,080
Equity compensation plans not approved by security holders	-	-	-

Total	5,733,087	$3.30	922,080

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since January 1, 2021, and any currently proposed transactions to which either the Company was a party and in which:

•	The amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years; and
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

Independent Directors

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report as defined in the listing standards of Nasdaq: Gerald Lieberman, Ron Mayron, Gerald M. Ostrov, Sean Ellis and Yonatan Malca. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this Item 13.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited, or PwC) has served as our independent registered public accounting firm for 2022 and 2021. The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered during the period in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2022	2021
Audit fees (1)	$194,000	$190,000
Tax fees(2)	7,500	6,500
Total fees	$201,500	$196,500

(1)
Includes professional services rendered in connection with the audit of our annual financial statements and the review of our interim financial statements and services related to certain registration statements.

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

10.7	Sales Agreement, dated September 2, 2022, between Entera Bio. Ltd. and SVB Securities LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 2, 2022)
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
10.12†
Form of Stock Option Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 20-F (File No. 001-38556) filed with the SEC on March 28, 2019)

10.13†
Amended and Restated Employment Agreement, dated July 15, 2022, by and between Entera Bio Ltd. and Miranda Toledano (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 18, 2022)

10.14†	Consulting agreement, dated June 2, 2019, between Entera Bio Ltd. and Dana Yaacov Garbeli (through A2Z Finance Ltd.), as amended.

10.15†	Employment Agreement, dated as of June 8, 2014, between Entera Bio Ltd. and Dr. Hillel Galitzer, as amended.
10.16†	Employment Agreement, dated as of January 4, 2021 between Entera Bio Ltd. and Dr. Spiros Jamas (incorporated by reference to Exhibit 4.30 to the Form 20-F, filed with the SEC on March 18, 2021).
10.17†	Mutual Separation Agreement, dated July 13, 2022, by and between Entera Bio Ltd. and Dr. Spiros Jamas (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 18, 2022)
10.18†
Mutual Separation Agreement, dated June 15, 2022, by and between Entera Bio Ltd. and Dr. Phillip Schwartz (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 17, 2022)

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

Date: March 31, 2023	ENTERA BIO LTD.

	By:	/s/ Miranda J. Toledano
Miranda J. Toledano
Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Miranda J. Toledano and Dana Yaacov-Garbelli, or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Miranda J. Toledano	Chief Executive Officer and Director	March 31, 2023
Miranda J. Toledano	(Principal Executive Officer)

/s/ Dana Yaacov-Garbeli	Chief Financial Officer	March 31, 2023
Dana Yaacov-Garbeli	(Principal Financial and Accounting Officer)

/s/ Gerald Lieberman	Director	March 31, 2023
Gerald Lieberman

/s/ Roger J. Garceau	Director	March 31, 2023
Roger J. Garceau

/s/ Ron Mayron	Director	March 31, 2023
Ron Mayron

/s/ Yonatan Malca	Director	March 31, 2023
Yonatan Malca

/s/ Sean Ellis	Director	March 31, 2023
Sean Ellis

/s/ Gerald M. Ostrov	Director	March 31, 2023
Gerald M. Ostrov