Form 10-Q
period 2023-03-31
Entera Bio Ltd.
filed 2023-05-05
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

Yes ☐   No ☒

As of May 1, 2023, the registrant had 28,813,952 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this Quarterly Report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Quarterly Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Quarterly Report and in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Meaningful factors which could cause actual results to differ include, but are not limited to:

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

All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely heavily on the forward-looking statements we make or that are made on our behalf. Except as required by applicable law, we are under no duty, and expressly disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we file with the Securities and Exchange Commission (“SEC”).

We encourage you to read Part II, of this Quarterly Report and Item 1A of our 2022 Annual Report, each entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2023
TABLE OF CONTENTS

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2023	2022
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	10,691	12,309
Accounts receivable	29	246
Other current assets	653	294
TOTAL CURRENT ASSETS	11,373	12,849
NON-CURRENT ASSETS:
Property and equipment, net	136	139
Operating lease right-of-use assets	48	90
Deferred income taxes	43	43
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	233	278
TOTAL ASSETS	11,606	13,127
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	150	17
Accrued expenses and other payables	1,296	1,233
Current maturities of operating lease	48	91
TOTAL CURRENT LIABILITIES	1,494	1,341
NON-CURRENT LIABILITIES:
Liability for employee rights upon retirement	32	32
TOTAL NON-CURRENT LIABILITIES	32	32
TOTAL LIABILITIES	1,526	1,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of March 31, 2023 and December 31, 2022, 140,010,000 shares; issued and outstanding - as of March 31, 2023 and December 31, 2022, 28,809,922	*	*
Additional paid-in capital	107,726	107,210
Accumulated other comprehensive income	41	41
Accumulated deficit	(97,687)	(95,497)
TOTAL SHAREHOLDERS' EQUITY	10,080	11,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,606	13,127

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

Three Months Ended March 31,
2023	2022

REVENUES	-	68
COST OF REVENUES	-	54
GROSS PROFIT	-	14
OPERATING EXPENSES:
Research and development	931	1,690
General and administrative	1,294	2,171
Other income	(13)	(12)
TOTAL OPERATING EXPENSES	2,212	3,849
OPERATING LOSS	2,212	3,835

FINANCIAL INCOME, NET	(22)	(44)
LOSS BEFORE INCOME TAX	2,190	3,791
INCOME TAX BENEFIT	-	(7)
NET LOSS	2,190	3,784

LOSS PER SHARE BASIC AND DILUTED	0.08	0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	28,809,922	28,804,411

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 ENTERA BIO LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2022	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(3,784)	(3,784)
Share-based compensation	-	-	964	-	-	964
BALANCE AT March 31, 2022	28,804,411	*	105,914	41	(86,210)	19,745

BALANCE AT JANUARY 1, 2023	28,809,922	*	107,210	41	(95,497)	11,754
Net loss	-	-	-	-	(2,190)	(2,190)
Share-based compensation	-	-	516	-	-	516
BALANCE AT March 31, 2023	28,809,922	*	107,726	41	(97,687)	10,080

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net loss	(2,190)	(3,784)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	14	16
Deferred income taxes	-	(33)
Share-based compensation	516	964
Finance income, net	(3)	(39)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	217	(27)
Increase in other current assets	(359)	(1,099)
Increase in accounts payable	133	33
Increase (decrease) in accrued expenses and other payables	63	(808)
Decrease in contract liabilities	-	(15)
Net cash used in operating activities	(1,609)	(4,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11)	(23)
Net cash used in investing activities	(11)	(23)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(1,620)	(4,815)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	12,376	24,964
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	10,756	20,149
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	10,691	20,109
Restricted deposits included in other current assets	65	40
Total cash and cash equivalents and restricted deposits	10,756	20,149

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

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), have been listed on the Nasdaq Capital Market since July 2018 under the symbol “ENTX”.

c.
On December 10, 2018, the Company entered into a research collaboration and license agreement with Amgen (the “Amgen Agreement”) for the use of the Company’s oral delivery platform in the field of inflammatory disease and other serious illnesses. Pursuant to the Amgen Agreement, the Company and Amgen had agreed to use the Company’s proprietary drug delivery platform to develop oral formulations for one preclinical large molecule program that Amgen had selected. Amgen is responsible for the clinical development, regulatory approval, manufacturing and worldwide commercialization of the programs. On May 2, 2023, the Company and Amgen agreed to terminate the Amgen Agreement in accordance with its terms, effective on such date.

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

d.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $97.7million as of March 31, 2023 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of March 31, 2023 will allow the Company to operate under its current plans into the third quarter of 2024. This assumes the use of the Company’s capital to fund its ongoing operations, including R&D and the completion of the Phase 1 study related to the new formulation EB612. This does not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis and comparative study. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public or private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about the Company's ability to obtain such funding. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2023, and the consolidated results of operations, statements of changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2023 and 2022.

The consolidated results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022, as filed with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The comparative balance sheet at December 31, 2022 has been derived from the audited annual financial statements at that date but does not include all disclosures required by U.S. GAAP for annual financial statements.

b.	Loss per share

Basic loss per share is computed on the basis of the net loss, adjusted to recognize the effect of a down-round feature when it is triggered, for the period divided by the weighted average number of outstanding ordinary shares during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and dilutive ordinary shares equivalents outstanding. Ordinary share equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants, exercisable into 7,116,583 shares and 6,238,605 shares for the periods ended March 31, 2023 and 2022, respectively, because the effect would have been anti-dilutive.

c.	Newly issued and recently adopted accounting pronouncements:

Recently issued accounting pronouncements adopted

1)
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for Smaller Reporting Companies (as defined by the SEC) for the fiscal year beginning on January 1, 2023, including interim periods within that year. The adoption of this guidance did not have material impact on the Company’s consolidated financial statements.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - SHARE-BASED COMPENSATION

On January 2, 2023, options to purchase an aggregate of 534,246 ordinary shares were granted to six non-executive board members with an exercise price of $0.73 per share which was the share price on the grant day. The options vest over one year in four equal quarterly installments starting on the date of grant. This grant was approved by the shareholders of the Company on October 4, 2021. The fair value of the options at the date of grant was $253. The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Three months ended March 31, 2023
Exercise price	$0.73
Dividend yield	-
Expected volatility	74%
Risk-free interest rate	3.98%
Expected life - in years	5.3

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	March 31,	December 31,
Accrued expenses and other payables:	2023	2022
Employees and employees related	182	154
Provision for vacation	163	146
Accrued expenses	951	933
	1,296	1,233
NOTE 5 - SUBSEQUENT EVENTS

a.
In April 2023, the Company entered into an amendment to its office lease agreement from 2014 to extended the period of the lease agreement for additional five years, expiring on June 30, 2028, with two options for early termination subject to a notice period. The monthly lease fee is a total of $15.

b.	On April 24, 2023, the Company’s Board of Directors approved the following option grants:

i.	Options to purchase 851,000 ordinary shares to employees, executive officers and service providers with an exercise price of $0.795 per share.

ii.
Options to purchase 350,000 ordinary shares to the Company’s Chief Executive Officer with an exercise price of $0.795 per share. This grant is subject to shareholders' approval.

These options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date.

iii.	Options to purchase 30,000 ordinary shares to a service provider with an exercise price of $0.795 per share. These options vest immediately at the service inception date.

c.	On May 2, 2023, the Company and Amgen agreed to terminate the Amgen Agreement in accordance with its terms, effective on such date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report and Item 1A-Risk Factors in this Quarterly Report and in our 2022 Annual Report. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in our 2022 Annual Report.

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

In addition to these product candidates, we have various internal early stage research programs targeting GLP-2, kappa opioid receptors and hGH..

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

Current osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (hPTH[1-34]); abaloparatide (a PTH-related protein analog); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption). There are currently no FDA-approved oral anabolic treatments for osteoporosis.

To date, we have completed two Phase 1 clinical trials and a six-month Phase 2 double-blind, placebo-controlled dose-ranging trial of EB613 in patients with osteoporosis in Israel. The dose ranging Phase 2 study in postmenopausal women with low bone mass met its primary —change in P1NP at Month 3— and key secondary endpoints including bone mineral density (BMD) at Month 6 and was presented in a late-breaker oral presentation at the 2021 ASBMR Annual Meeting.

In November 2018, we had a Pre-Investigational New Drug (“Pre-IND”) meeting with the FDA to discuss our EB613 program for the treatment of osteoporosis. In December 2020, we announced that the FDA had approved our 2020 IND Application. In December 2021, we held an end-of-Phase 2 meeting with the FDA to review the six-month phase 2 results and a proposed Head-to-Head Non-Inferiority Phase 3 study protocol vs. Forteo®, our nonclinical and clinical development plan and the use of BMD, rather than fracture incidence, as the primary endpoint to support a potential NDA submission. In our End of Phase 2 Meeting Minutes received in January 2022, the FDA expressed concern that a Head-to-Head study phase 3 design vs. Forteo® may not be favorable to support an NDA for EB613.

During early 2022 and considering FDA’s suggestions and emerging data from the ASBMR-FNIH SABRE program1, we redesigned our pivotal phase 3 study for EB613 as a placebo-controlled trial with a total hip (TH) BMD primary endpoint. A Type C meeting with the FDA in relation to Entera’s re-designed Phase 3 registrational study was held in August 2022 and in October 2022, we announced FDA’s concurrence on the major design elements of the protocol; and that  (1) a single Phase 3 placebo-controlled study with a TH BMD primary endpoint along with (2) a comparative PK study vs. Forteo® could support an NDA submission of EB613 (oral hPTH (1-34), teriparatide tablets) under the 505(b)(2) regulatory pathway.

In February 2023, we submitted the revised phase 3 protocol as part of a Type D meeting with FDA in February 2023. On April 3rd, 2023, we reported the outcome of our Type D meeting and the FDA’s written responses to our two questions. On the first question, “Based on the FDA’s feedback provided in the Type C meeting written response August 19, 2022, and subsequent teleconference held on September 27, 2022, the Sponsor has updated the Phase 3 protocol design including the use of Total Hip Bone Mineral Density (BMD) as the primary endpoint. Does the FDA concur that the revised protocol meets its expectations?” the FDA responded that it is not opposed to the use of BMD as a surrogate for fracture, including initiating a study under the proposed Foundation for the National Institutes of Health Bone Quality Project (FNIH BQP) pathway, which is undergoing review. The FDA re-confirmed to Entera that a 24-month placebo-controlled phase 3 trial with the primary efficacy analysis at 24 months was acceptable and provided some guidance on the statistical evaluation of the study.

On the second question, “Does FDA agree that the design of the population PK (pharmacokinetic) and exposure response evaluation incorporated in the draft Phase 3 study protocol meets FDA expectations?” FDA responded that the Company’s proposed PK sampling scheme in the phase 3 study seems reasonable.

On April 3rd, the Company announced that it plans on continuing its dialogue with FDA in light of its review of the FNIH-BQP criteria and will not plan to initiate a phase 3 study for EB613 until such a time that FDA provides final guidance on the evaluation of its primary endpoint.

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

Our product candidate for hypoparathyroidism, EB612, is the first oral formulation of PTH (1-34, teriparatide) hormone replacement treatment developed in a mini tablet form. The FDA and the European Medicines Agency have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. We believe that EB612 may have inherent advantages compared to injectable forms, including convenience of administration without any special preparation of the medication, as well as convenience of storage (room temperature or refrigeration for long term storage).  In 2015, we successfully completed a Phase 2a trial for EB612. Although this pilot four-month Phase 2a trial involved a smaller number of patients, was conducted for a shorter duration and did not include an initial dose optimization in comparison to the design of the pivotal trial used for regulatory approval of Natpara® (the REPLACE trial), our study achieved its primary and secondary endpoints, including a reduction in calcium supplements, reductions in serum phosphate and 24-hour urine calcium excretion, maintenance of ACa within the reference range, and an improvement in quality of life.

1 FNIH BQP is also known as the ASBMR FNIH-SABRE, American Society for Bone and Mineral Research-Foundation for the National Institutes of Health (FNIH) Strategy to Advance BMD as a Regulatory Endpoint (SABRE)

We have since developed an improved formulation of EB612 based on new intellectual property, optimization of its PK profile and the potential for reduced daily dosing for hypoparathyroidism. We expect to carry out a PK study for the new formulation of EB612 in the first half of 2023. If successful, the phase 2b/3 clinical trial of EB612 in hypoparathyroidism may potentially support a submission for regulatory approval of EB612.

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

Amgen Research Collaboration and License Agreement

On December 10, 2018, we entered into a research collaboration and license agreement with Amgen, which we refer to as the Amgen Agreement. Pursuant to the Amgen Agreement, we and Amgen had agreed to use our proprietary drug delivery platform to develop oral formulations for one preclinical large molecule program that Amgen has selected. In exchange for entering into the agreement, Amgen paid us a non-refundable and non-creditable initial access fee of $725 thousand in the first quarter of 2019, of which $500 thousand was attributed to the right to use the intellectual property and $225 thousand was attributed to the pre-clinical R&D services that we were obligated to perform under the Amgen Agreement. Since 2019, Amgen has paid $1.2 million for pre-clinical R&D services. Under certain circumstances, Amgen had been required to make aggregate payments to us of up to $270 million upon achievement of various clinical and commercial milestones or its exercise of options to select the additional two programs to include in the collaboration.

On May 2, 2023, the Company and Amgen agreed to terminate the Amgen Agreement in accordance with its terms, effective on such date. See Part II, Item 5 of this Quarterly Report for more information.

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

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant plus interest thereon. Following the signing of the Amgen Agreement, we were required to pay 5.38% of each payment by Amgen and up to 600% of the grant received plus interest. Through March 31, 2023, we had paid royalties to the IIA in the amount of $95 thousand related to the Amgen Agreement and other Master Service Agreements (“MTA”).

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Financial Overview

Since our inception, we have raised a total of $84.7 million from a combination of public and private equity offerings, grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended March 31, 2023 and 2022, our operating losses were $2.2 million and $3.8 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $97.7 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities, and payments under any future collaborations into which we may enter.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2022, expressing the existence of substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay certain program initiation, curtail or cease operations. See “Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital” contained in our 2022 Annual Report.

As of March 31, 2023, we had cash and cash equivalents of $10.7 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which includes the capital required to fund our ongoing operations, including R&D and the completion of the Phase 1 PK study related to the new formulation EB612. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. Our ability to commence such studies will depend on finalizing discussions with the FDA and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of March 31 2023, we had 18 full-time employees and five consultants who provide services to us on a part-time basis. Our operations are located in Jerusalem, Israel.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

Under the Amgen Agreement, from 2019 through March 31, 2023, we received an aggregate amount of $1.7 million.

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

We did not recognize any revenues from royalties because royalties are payable based on future commercial sales, as defined in the Amgen Agreement and there were no commercial sales as of March 31, 2023.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended March 31, 2023 and 2022, our research and development expenses were $0.9 million and $1.7 million, respectively. Research and development expenses for the three months ended March 31, 2023 and 2022 were primarily for the development of EB613. The successful development of our product candidates is highly uncertain. At this time we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Financial Income, Net

Financial income, net is composed primarily of exchange rate differences of certain currencies against our functional currency.

Taxes on Income

We have not generated taxable income since our inception, and, as of March 31, 2023, we had carry-forward tax losses of $69.2 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of March 31, 2023, Entera Bio Inc. had tax loss carry-forwards of $26 thousand.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
	(In thousands, except for percentage information)
Revenues	$-	$68	$(68)	(100)%
Cost of revenues	$-	$54	(54)	(100)%
Operating expenses:
Research and development expenses	$931	$1,690	$(759)	(45)%
General and administrative expenses	$1,294	$2,171	$(877)	(40)%
Other income	$(13)	$(12)	$(1)	(8)%
Operating loss	$2,212	$3,835	$(1,623)	(42)%
Financial income, net	$(22)	$(44)	$22	(50)%
Income tax benefit	$-	$(7)	$7	(10)%
Net loss	$2,190	$3,784	$(1,594)	(42)%

Revenue

Revenues for the three months ended March 31, 2022 of $68,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. We did not recognize any revenue for the three months ended March 31, 2023 due to finalization of third year pre-clinical R&D services. We did not generate any revenues prior to entering into the Amgen Agreement.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 of $54,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. The decrease in cost was due to the lack of revenues under the Amgen Agreement, as described above, for the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses for three months ended March 31, 2023 were $0.9 million, as compared to $1.7 million for the three months ended March 31, 2022. The decrease of $0.8 million was primarily due to a decrease of $0.6 million in continued materials and production costs and others consultants and a decrease of $0.2 million in employee compensation including share-based compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $1.3 million, as compared to $2.2 million for the three months ended March 31, 2022. The decrease of $0.9 million was mainly attributable to a decrease of $0.6 million in employee compensation, including share-based compensation, a decrease of $0.2 million in professional fees and a decrease of $0.1 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the three months ended March 31, 2023 and 2022 was $22,000 and $44,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended March 31, 2023 and 2022, our operating losses were $2.2 million and $3.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $97.7 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See in “Item 1A-Risk Factors” in our 2022 Annual Report.

Since our inception, we have raised a total of $84.7 million, including $25.3 million through completed or terminated at-the-market-offering (“ATM”) programs, $14.3 million in our December 2019 private placement, $11.2 million in our IPO in 2018 and $33.9 million in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, as of March 31, 2023, we had received approximately $1.7 million under the Amgen Agreement. As of March 31, 2023, we had cash and cash equivalents of $10.7 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

On September 2, 2022, we entered into a Sales Agreement with SVB Securities LLC, as sales agent, to implement an at-the-market offering program, under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of March 31, 2023, we had not sold any shares under the SVB ATM Program.

 Funding Requirements

We believe that our existing capital resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which includes the capital required to fund our ongoing operations, including R&D and the completion of the Phase 1 PK study related to the new formulation EB612. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. Our ability to commence such studies will depend on finalizing discussions with the FDA and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

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

Our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 included elsewhere in this Quarterly Report note that there is substantial doubt about our ability to continue as a going concern as of such date. This means that our management has expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy, and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31, (unaudited)
	2023	2022
	(in thousands)
Net Cash used in operating activities	$(1,609)	$(4,792)
Net Cash used in investing activities	(11)	(23)
Net Cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	$(1,620)	$(4,815)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $1.6 million, consisting primarily of our operating loss of $2.2 million and a decrease of $0.1 million in our working capital, which was partially offset by approximately $0.5 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the three months ended March 31, 2022 was $4.8 million, consisting primarily of our operating loss of $3.8 million and an increase of $2.0 million in our working capital, which was partially offset by approximately $1.0 million of share-based compensation and depreciation expenses.

The decrease of $3.2 million in cash used in operating activities for the three months ended March 31, 2023 compared to the same period in 2022 was mainly attributed to a decrease of $1.6 million in our operating loss, a decrease of $2.1 in working capital mainly due to a decrease in payments to suppliers and services providers, which were partially offset by a decrease of $0.5 million in share-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2023 and 2022, no cash was used in or provided by financing activities.

Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.

Critical Accounting Policies and Estimates

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our consolidated financial statements and related notes included in the 2022 Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There have been no changes to our critical accounting policies or their application since the date of the 2022 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of March 31, 2023, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 2, 2023, the Company and Amgen agreed to terminate the Amgen Agreement in accordance with its terms, effective on such date.

Neither party incurred any termination penalty or fees in connection with the termination of the Amgen Agreement.

A brief description of the Amgen Agreement is set forth under the heading “Amgen Research Collaboration and License Agreement” contained in Part I, Item 2 of this Quarterly Report, and such description is incorporated by reference in this Item 5.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERA BIO LTD.

Date: May 5, 2023	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)