Form 10-Q
period 2023-06-30
Entera Bio Ltd.
filed 2023-08-11
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐  No ☒

As of August 7, 2023, the registrant had 28,813,952 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely heavily on the forward-looking statements we make. Except as required by applicable law, we are under no duty, and expressly disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in any annual, quarterly or current reports that we file with the Securities and Exchange Commission (“SEC”).

We encourage you to read Part II, Item 1A of this Quarterly Report and Item 1A of our 2022 Annual Report, each entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.
UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2023

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)
(Unaudited)

A s s e t s	June 30,	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	9,135	12,309
Accounts receivable	29	246
Prepaid expenses and other current assets	650	294
TOTAL CURRENT ASSETS	9,814	12,849
NON-CURRENT ASSETS:
Property and equipment, net	122	139
Operating lease right-of-use assets	460	90
Deferred income taxes	43	43
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	631	278
TOTAL ASSETS	10,445	13,127
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	240	17
Accrued expenses and other payables	1,485	1,233
Current maturities of operating lease	140	91
TOTAL CURRENT LIABILITIES	1,865	1,341
NON-CURRENT LIABILITIES:
Operating lease liabilities	316	-
Liability for employee rights upon retirement	32	32
TOTAL NON-CURRENT LIABILITIES	348	32
TOTAL LIABILITIES	2,213	1,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of June 30, 2023 and December 31, 2022, 140,010,000 shares; issued and outstanding - as of June 30, 2023 and December 31, 2022, 28,813,952 and 28,809,922 shares, respectively
	*	*
Additional paid-in capital	108,203	107,210
Accumulated other comprehensive income	41	41
Accumulated deficit	(100,012)	(95,497)
TOTAL SHAREHOLDERS' EQUITY	8,232	11,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	10,445	13,127

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

REVENUES	-	112	-	44
COST OF REVENUES	-	87	-	33
GROSS PROFIT	-	25	-	11
OPERATING EXPENSES:
Research and development	2,140	3,084	1,209	1,394
General and administrative	2,429	4,052	1,135	1,880
Other income	(27)	(27)	(14)	(14)
TOTAL OPERATING EXPENSES	4,542	7,109	2,330	3,260
OPERATING LOSS	4,542	7,084	2,330	3,249

FINANCIAL INCOME, NET	(27)	(104)	(5)	(60)
LOSS BEFORE INCOME TAX	4,515	6,980	2,325	3,189
INCOME TAX BENEFIT	-	(11)	-	(4)
NET LOSS	4,515	6,969	2,325	3,185

LOSS PER SHARE BASIC AND DILUTED	0.16	0.24	0.08	0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	28,811,162	28,806,217	28,812,375	28,808,023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 ENTERA BIO LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2023	28,809,922	*	107,210	41	(95,497)	11,754
Net loss	-	-	-	-	(4,515)	(4,515)
Issuance of shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	988	-	-	988
BALANCE AT JUNE 30, 2023	28,813,952	*	108,203	41	(100,012)	8,232

BALANCE AT APRIL 1, 2023	28,809,922	*	107,726	41	(97,687)	10,080
Net loss	-	-	-	-	(2,325)	(2,325)
Issuance of shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	472	-	-	472
BALANCE AT JUNE 30, 2023	28,813,952	*	108,203	41	(100,012)	8,232

BALANCE AT JANUARY 1, 2022	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(6,969)	(6,969)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	1,660	-	-	1,660
BALANCE AT JUNE 30, 2022	28,809,922	*	106,623	41	(89,395)	17,269

BALANCE AT APRIL 1, 2022	28,804,411	*	105,914	41	(86,210)	19,745
Net loss	-	-	-	-	(3,185)	(3,185)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	696	-	-	696
BALANCE AT JUNE 30, 2022	28,809,922	*	106,623	41	(89,395)	17,269

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,515)	(6,969)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	29	32
Deferred income taxes	-	(63)
Share-based compensation	988	1,660
Finance income, net	(6)	(71)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	217	(42)
Increase in other current assets	(356)	(704)
Increase (decrease) in accounts payable	223	(57)
Increase (decrease) in accrued expenses and other payables	252	(1,390)
Decrease in contract liabilities	-	(15)
Net cash used in operating activities	(3,168)	(7,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(42)
Net cash used in investing activities	(12)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares under the ATM program, net of issuance costs	5	-
Exercise of options and warrants into shares	-	13
Net cash provided by financing activities	5	13

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(3,175)	(7,648)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	12,376	24,964
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	9,201	17,316
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	9,135	17,279
Restricted deposits included in other current assets	66	37
Total cash and cash equivalents and restricted deposits	9,201	17,316
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	449	-

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

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $100.0 million as of June 30, 2023 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of June 30, 2023 will allow the Company to operate under its current plans into the third quarter of 2024. This assumes the use of the Company’s capital to fund its ongoing operations, including R&D and the completion of the Phase 1 study related to the new formulation EB612. This does not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis and the related comparative study. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public or private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about the Company's ability to obtain such funding. These condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2023, the consolidated results of operations and statements of changes in shareholders' equity for the three and six-month periods ended June 30, 2023 and 2022 and cash flows for the six-month periods ended June 30, 2023 and 2022.

The consolidated results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Basic loss per share is computed on the basis of net loss for the period divided by the weighted average number of outstanding ordinary shares during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants, exercisable into 7,360,374 shares and 6,326,180 shares for the six months ended June 30, 2023 and 2022, respectively and 7,604,195 shares and 6,473,863 shares for the three months ended June 30, 2023 and 2022, respectively, because the effect would have been anti-dilutive.

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

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - SHARE-BASED COMPENSATION

a.
On January 2, 2023, options to purchase an aggregate of 534,246 ordinary shares were granted to six non-executive board members with an exercise price of $0.73 per share which was the share price on the grant date. The options vest over one year in four equal quarterly installments starting on the date of grant. This grant was approved by the shareholders of the Company on October 4, 2021. The fair value of the options at January 2, 2023 was $253.

b.
On April 24, 2023, options to purchase an aggregate of 881,000 ordinary shares were granted to employees, executive officers and service providers with an exercise price of $0.795 per share which was the share price on the grant date. These options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. The fair value of the options at the date of grant was $485.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Six months ended June 30, 2023
Exercise price	$0.73-$0.79
Dividend yield	-
Expected volatility	74%-76%
Risk-free interest rate	3.58%-3.98%
Expected life - in years	5.3-6.11

c.
On April 24, 2023, options to purchase an aggregate of 350,000 ordinary shares were granted to the Company’s Chief Executive Officer with an exercise price of $0.795 per share which was the share price on that day. These options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date. This grant is subject to the Company's shareholders' approval.

d.
On June 4, 2023, options to purchase an aggregate of 33,638 ordinary shares were granted to non-executive board member with an exercise price of $0.89 per share which was the share price on that day. The options will vest over three years in 12 equal quarterly installments starting on the date of grant. This grant is subject to the Company's shareholders' approval.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	June 30,	December 31,
	2023	2022
Prepaid expenses and other current assets:
Prepaid expenses	296	86
Other current assets	354	208
	650	294

	June 30,	December 31,
	2023	2022
Accrued expenses and other payables:
Employees and employees related	170	154
Provision for vacation	193	146
Accrued expenses	1,122	933
	1,485	1,233
NOTE 5 - EVENTS DURING THE PERIOD

a.
In April 2023, the Company entered into an amendment to its office lease agreement from 2014 to extend the period of the lease agreement for additional five years, expiring on June 30, 2028, with two options for early termination by the Company subject to a notice period. The monthly lease fee is a total of $15.

As of June 30,2023, the Company recorded the related asset and obligation at the present value of lease payments over the expected terms, discounted using the lessee’s incremental borrowing rate, which was 13.84%. The Company lease agreements do not provide a readily determinable implicit rate. Therefore, the Company estimated the incremental borrowing rate to discount the lease payments based on information available at lease commencement.

As of June 30, 2023, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2023	96
2024	180
2025	180
2026	86
Total future minimum lease payments	542
Less: interest	(86)
Present value of operating lease liabilities	456

b.
On December 10, 2018, the Company entered into a research collaboration and license agreement with Amgen (the “Amgen Agreement”) for the use of the Company’s oral delivery platform in the field of inflammatory disease and other serious illnesses. Pursuant to the Amgen Agreement, the Company and Amgen had agreed to use the Company’s proprietary drug delivery platform to develop oral formulations for one preclinical large molecule program that Amgen had selected. Additionally, the Company had granted Amgen an exclusive, worldwide, sublicensable license under certain of its intellectual property relating to its drug delivery technology to develop, manufacture and commercialize the applicable products.

On May 2, 2023, the Company and Amgen agreed to terminate the Amgen Agreement in accordance with its terms, effective on such date. Neither party incurred any termination penalty or fees in connection with the termination of the Amgen Agreement.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

a.
In connection with the Company’s initial public offering (“IPO”) in July 2018, the Company issued 1,400,000 IPO warrants to purchase 700,000 ordinary shares, and these warrants were listed for trading on Nasdaq Capital Market (“Nasdaq”) since August 12, 2018. The IPO warrants were immediately exercisable at an initial exercise price of $8.40 per ordinary share for a period of five years, unless earlier repurchased by the Company as described in the warrant agreement. These IPO warrants expired on July 2, 2023, in accordance with their original terms, and Nasdaq removed them from listing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report, Part II, Item 1A-Risk Factors in this Quarterly Report, and Item 1A-Risk Factors in our 2022 Annual Report. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future operations, revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in Item 1A-Risk Factors in our 2022 Annual Report.

Unless otherwise provided, references to the “Company,” “we,” “us” and “our” refer to Entera Bio Ltd. and its consolidated subsidiary.

Overview

Entera is a clinical stage biopharmaceutical company and a leader in the development of orally delivered macromolecule therapeutics, including peptides and therapeutic proteins. Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap. Furthermore, from a technical standpoint, oral delivery of therapeutic proteins has historically been challenging due to enzymatic degradation within the gastrointestinal tract, poor absorption into the blood stream and variable drug exposures. Entera’s proprietary technology is designed to deliver orally administered proteins with sufficient bioavailability to meet treatment goals, in a simple tablet format (around 6mm in diameter).

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

In addition to these product candidates, we have various internal early-stage research programs targeting GLP-2, kappa opioid receptors and hGH, among other peptides. On May 2, 2023, the results from our oral GLP-2 program were published in the International Journal of Peptide Research and Therapeutics, “Oral Delivery Technology Enabling Gastro-Mucosal Absorption of Glucagon-Like-Peptide-2 Analog (Teduglutide) - A Novel Approach for Injection-Free Treatment of Short Bowel Syndrome.” We believe GLP-2 represents a strong candidate for our oral delivery platform and warrants further development as an injection -free alternative to patients suffering from short bowel syndrome and other disorders requiring parenteral nutrition.

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

Osteoporosis is a significant health issue facing our aging population. In the United States, with respect to hip fractures alone, 21% of women who suffer a hip fracture do not survive beyond one year, even after it is surgically repaired. Without surgery, the one-year mortality rate is approximately 70%. Post-menopausal osteoporosis afflicts more women globally than cancer and cardiovascular disease .

Current osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (hPTH[1-34]); abaloparatide (a PTH-related protein analog); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption).  It is estimated that less than 10% of currently treated osteoporosis patients agree to injectable osteoanabolic treatment despite guideline recommendations and the approval of generics. There are currently no FDA-approved oral anabolic treatments for osteoporosis. EB613 is positioned to potentially be the first, once daily osteoanabolic mini tablet treatment for women with high risk post-menopausal osteoporosis and no prior fractures.

To date, we have completed two Phase 1 clinical trials and a phase 2, 6-month, 161-patient, placebo-controlled study in which daily oral EB613 tablets produced rapid dose-proportional increases in biochemical markers of bone formation (primary endpoint), reductions in markers of bone resorption, and increased lumbar spine, total hip, and femoral neck Bone Mineral Density (BMD, key secondary endpoint) in postmenopausal women with low BMD or osteoporosis. Results were reported at ASBMR 2021 as a LB oral presentation.

In November 2018, we had a Pre-Investigational New Drug meeting with the FDA to discuss our EB613 program for the treatment of osteoporosis. In December 2020, we announced that the FDA had approved our 2020 IND Application.

In December 2021, we held an end-of-Phase 2 meeting (EOP2) with the FDA to review the six-month phase 2 results and a proposed Head-to-Head, Non-Inferiority (NI) Phase 3 study design vs. Forteo® , using BMD as the primary endpoint to support an NDA submission under the 505(b)2 pathway. In the minutes from our EOP2 meeting, which we received in January 2022, the FDA agreed that the use of BMD as a primary endpoint in our proposed phase 3 study could support an NDA and that a new fracture study would not be required. However, the FDA expressed concern that a NI Head-to-Head phase 3 study design vs. Forteo® may not be favorable. The FDA also remarked that the ASBMR-FNIH SABRE1 program was evaluating BMD as a surrogate endpoint for fracture risk reduction across placebo-controlled studies; and that the FNIH framework could provide another approach to support a potential NDA for EB613.

In early 2022, we redesigned our pivotal phase 3 study for EB613 as a placebo-controlled study with a total hip (TH) BMD primary endpoint, following the FDA’s EOP2 remarks and emerging data from the ASBMR-FNIH SABRE program. In August 2022, we held a Type C meeting with the FDA, and in October 2022, we announced the FDA’s concurrence on the major design elements of the protocol; and that (1) a single Phase 3 placebo-controlled study with a TH BMD primary endpoint along with (2) a comparative PK study vs. Forteo® could support a NDA submission of EB613 under the 505(b)(2) regulatory pathway.

In February 2023, we submitted a revised phase 3 protocol for EB613 as part of a Type D meeting with the FDA with further detail on the statistical evaluation of our TH BMD endpoint. On April 3, 2023, we reported that the FDA would not be opposed to Entera initiating the Phase 3 study under the proposed FNIH BQP pathway and that the Company’s proposed PK sampling scheme seemed reasonable. Also on April 3, 2023, we announced that we plan to continue our dialogue with the FDA and await the final qualification of the FNIH-BQP criteria and their guidance on the statistical evaluation of our BMD endpoint before initiating a phase 3 study for EB613.

1 FNIH BQP is also known as the ASBMR FNIH-SABRE, American Society for Bone and Mineral Research-Foundation for the National Institutes of Health (FNIH) Strategy to Advance BMD as a Regulatory Endpoint (SABRE);

Hypoparathyroidism

Hypoparathyroidism is a rare condition in which the body either fails to produce sufficient amounts of endogenous PTH or the PTH produced lacks normal biologic activity. Individuals with a deficiency of PTH may exhibit hypocalcemia and hyperphosphatemia. Hypocalcemia can cause weakness, muscle cramps, excessive nervousness, headaches and uncontrollable twitching and tetany. Hyperphosphatemia can result in soft tissue calcium deposition, which may lead to severe issues, including damage to the circulatory and central nervous systems. The most common cause of hypoparathyroidism is damage to, or removal of, the parathyroid glands due to surgery for another condition.

Our product candidate for hypoparathyroidism, EB612, is the first oral formulation of PTH (1-34, teriparatide) hormone replacement treatment developed in a mini tablet form. The FDA and the European Medicines Agency have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. We believe that EB612 may have inherent advantages compared to experimental daily injectable treatments, including convenience of administration, storage, and the potential for a flexible titration schedule. In 2015, we successfully completed a Phase 2a trial for EB612, which was an open-label, multicenter pilot study, evaluating the safety, tolerability and PK of EB612 in 19 patients who had been diagnosed with hypoparathyroidism for at least a year and were taking ≥1gr/day of calcium and alfa-calcidol 25(OH)D 20ng/ml supplementation. Patients received PTH (1-34) 0.75 mg/dose tablets qid for 4 months (NCT02152228). The study achieved its primary and secondary endpoints, including a significant reduction in calcium supplementation (42% reduction from baseline, (p=0.001), a decline of 23% (p=0.0003) in median serum phosphate levels two hours following the first dose that was maintained for the duration of the study, improvement in quality of life score and maintenance of median calcium levels above the lower target level for hypoparathyroidism patients (>7.5 mg/dL) throughout the study. There were no treatment emergent adverse events of hypercalcemia reported and no treatment-emergent serious adverse events.

We have since developed what we believe could be an improved formulation of EB612 based on new intellectual property, tailored to optimize its PK profile and the potential for reduced daily dosing. We initiated a PK study in May 2023, which is testing various potential drug candidates based on our new platform, including several which could be developed for the treatment of hypoparathyroidism. We expect to begin reporting our results from this study during the second half of 2023.

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

The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a global contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant plus interest thereon. Following the signing of the Amgen Agreement, we were required to pay 5.38% of each payment by Amgen and up to 600% of the grant received plus interest. Through June 30, 2023, we had paid royalties to the IIA in the amount of $95 thousand related to our former research collaboration and license agreement with Amgen (the “Amgen Agreement”) and other master service agreements.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Financial Overview

Since our inception, we have raised a total of $84.7 million from a combination of public and private equity offerings, IIA grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended June 30, 2023 and 2022, our operating losses were $2.3 million and $3.3 million, respectively. For the six months ended June 30, 2023 and 2022, our operating losses were $4.5 million and $7.1 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of June 30, 2023, we had an accumulated deficit of $100.0 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2022, expressing the existence of substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay the initiation of certain programs and otherwise curtail or cease operations. See “Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital” contained in our 2022 Annual Report.

As of June 30, 2023, we had cash and cash equivalents of $9.1 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which includes the capital required to fund our ongoing operations, including R&D and the completion of the Phase 1 PK study related to our new generation platform and new formulations for EB612. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis and comparative PK study of EB613 and Forteo®. Our ability to commence such studies will depend on finalizing discussions with the FDA and will require additional funding, which may not be available on reasonable terms, or at all.  Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of June 30 2023, we had 19 full-time employees, two part-time employees and five consultants who provide services to us on a part-time basis. Our operations are located in Jerusalem, Israel.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

Under the Amgen Agreement, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million in accordance with ASC 606, "Revenues from Contracts with Customers”. As previously reported, we and Amgen mutually terminated the Amgen Agreement in May 2023.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended June 30, 2023 and 2022, our research and development expenses were $1.2 million and $1.4 million, respectively. For the six months ended June 30, 2023 and 2022, our research and development expenses were $2.1 million and $3.1 million, respectively. Research and development expenses for the three and six months ended June 30, 2023 and 2022 were primarily for the development of EB613 and EB612. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, share-based compensation and related costs for directors and personnel in executive and finance functions. Other general and administrative expenses include D&O insurance and other insurance, professional fees for legal and accounting services, costs associated with maintaining and prosecuting our intellectual property portfolio and business development expenses.

Financial Income, Net

Financial income, net is composed primarily of exchange rate differences of certain currencies against our functional currency.

Taxes on Income

We have not generated taxable income since our inception, and, as of June 30, 2023, we had carry-forward tax losses of $71.3 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry-forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of June 30, 2023, Entera Bio Inc. had tax loss carry-forwards of $26 thousand.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
	(In thousands, except for percentage information)
Revenues	$-	$44	$(44)	(100)%
Cost of revenues	$-	$33	$(33)	(100)%
Operating expenses:
Research and development expenses	$1,209	$1,394	$(185)	(13)%
General and administrative expenses	$1,135	$1,880	$(745)	(40)%
Other income	$(14)	$(14)	$-	-%
Operating loss	$2,330	$3,249	$(919)	(28)%
Financial income, net	$(5)	$(60)	$55	(92)%
Income tax benefit	$-	$(4)	$4	(100)%
Net loss	$2,325	$3,185	$(860)	(27)%

Revenue

Revenues for the three months ended June 30, 2022 of $44,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. We did not recognize any revenue for the three months ended June 30, 2023 due to termination of the Amgen Agreement, effective May 2, 2023, under which we provided no revenue-generating services for 2023. We did not generate any revenues prior to entering into the Amgen Agreement.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 of $33,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. The decrease in cost was due to the lack of revenues under the Amgen Agreement, as described above, for the three months ended June 30, 2023.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $1.2 million, as compared to $1.4 million for the three months ended June 30, 2022. We reduced pre-clinical costs by $0.2 million, which was offset by an increase of $0.2 million in materials and production costs in preparation of our Phase 3 clinical trial for EB613. There were no special one-time payments in the current period such as the $0.2 million payment made to a former employee pursuant to the terms of his separation agreement.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $1.1 million, as compared to $1.9 million for the three months ended June 30, 2022. The decrease of $0.8 million was mainly attributable to a decrease of $0.2 million in employee compensation, including share-based compensation, a decrease of $0.3 million in professional fees and other consultants and a decrease of $0.2 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the three months ended June 30, 2023 and 2022 was $5,000 and $60,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
	(In thousands, except for percentage information)
Revenues	$-	$112	$(112)	(100)%
Cost of revenues	$-	$87	$(87)	(100)%
Operating expenses:
Research and development expenses	$2,140	$3,084	$(944)	(31)%
General and administrative expenses	$2,429	$4,052	$(1,623)	(40)%
Other income	$(27)	$(27)	$-	-%
Operating loss	$4,542	$7,084	$(2,542)	(36)%
Financial income, net	$(27)	$(104)	$77	(74)%
Income tax benefit	$-	$(11)	$11	(100)%
Net loss	$4,515	$6,969	$(2,454)	(35)%

Revenue

Revenues for the six months ended June 30, 2022 of $112,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. We did not recognize any revenue for the six months ended June 30, 2023 due to finalization of third year pre-clinical R&D services and termination of the Amgen Agreement, effective May 2, 2023. We did not generate any revenues prior to entering into the Amgen Agreement.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 of $87,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. The decrease in cost was due to the lack of revenues under the Amgen Agreement, as described above, for the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses for six months ended June 30, 2023 were $2.1 million, as compared to $3.1 million for the six months ended June 30, 2022. The decrease of $1.0 million was primarily due to a decrease of $0.4 million in pre-clinical activity, a decrease of $0.1 million in share-based compensation and a decrease of $0.5 million related to a one-time payment made to a former employee pursuant to the terms of his separation agreement.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $2.4 million, as compared to $4.1 million for the six months ended June 30, 2022. The decrease of $1.7 million was mainly attributable to a decrease of $0.3 million in employee compensation and $0.5 million in share-based compensation, a decrease of $0.6 million in professional fees and other consultants and a decrease of $0.3 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the six months ended June 30, 2023 and 2022 was $27,000 and $104,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended June 30, 2023 and 2022, our operating losses were $2.3 million and $3.2 million, respectively. For the six months ended June 30, 2023 and 2022, our operating losses were $4.5 million and $7.1 million, respectively. As of June 30, 2023, we had an accumulated deficit of $100.0 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See in “Item 1A-Risk Factors” in our 2022 Annual Report.

Since our inception, we have raised a total of $84.7 million, including $25.3 million through completed or terminated at-the-market-offering (“ATM”) programs, $14.3 million in our December 2019 private placement, $11.2 million in our IPO in 2018 and $33.9 million in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, as of June 30, 2023, we had received approximately $1.7 million under the Amgen Agreement, which has since been terminated. As of June 30, 2023, we had cash and cash equivalents of $9.1 million. Our primary uses of cash have been to fund research and development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

On September 2, 2022, we entered into a Sales Agreement with SVB Securities LLC, as sales agent, to implement an at-the-market offering program, under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as reimbursement of expenses.

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

Our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 included elsewhere in this Quarterly Report note that there is substantial doubt about our ability to continue as a going concern as of such date. This means that our management has expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy, and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30, (unaudited)
	2023	2022
	(In thousands)
Net Cash used in operating activities	$(3,168)	$(7,619)
Net Cash used in investing activities	(12)	(42)
Net Cash provided by financing activities	5	13
Net decrease in cash and cash equivalents	$(3,175)	$(7,648)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $3.2 million, consisting primarily of our operating loss of $4.5 million, which was partially offset by an increase of $0.3 million in our working capital and $1.0 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the six months ended June 30, 2022 was $7.6 million, consisting primarily of our operating loss of $7.1 million and a decrease of $2.2 million in our working capital, which was partially offset by approximately $1.7 million of share-based compensation and depreciation expenses.

The decrease of $4.4 million in cash used in operating activities for the six months ended June 30, 2023 compared to the same period in 2022 was mainly attributed to a decrease of $2.6 million in our operating loss and an increase of $2.5 million in working capital, primarily due to a decrease in payments to suppliers and services providers, which were partially offset by a decrease of $0.7 million in share-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net Cash provided by financing activities for the six months ended June 30, 2023 consisted of the net proceeds of $5 thousand from the issuance of Ordinary Shares under the SVB ATM Program.

Net Cash provided by financing activities for the six months ended June 30, 2022 consisted of the net proceeds of $13 thousand from the issuance of Ordinary Shares due to exercise of options .

Contractual Obligations

On April 17, 2023, we entered into an amendment to our lease for our principal offices in Israel to extend the lease term by five years, or through 2028. As amended, the Company has the option to exit the lease earlier, in December 2024 and in June 2026. The average rent over the new five-year extension is $180 thousand per year.

Other than as disclosed above, there have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of June 30, 2023, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENTERA BIO LTD.

Date: August 11, 2023	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)