Form 10-Q
period 2023-09-30
Entera Bio Ltd.
filed 2023-11-14
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐      No ☒

As of November 1, 2023, the registrant had 28,813,952 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

•	Security, political and economic instability in the Middle East that could harm our business, including due to the current war between Israel and Hamas;
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

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.
UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2023

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)
(Unaudited)

A s s e t s	September 30,	December 31,
CURRENT ASSETS:	2023	2022
Cash and cash equivalents	7,585	12,309
Accounts receivable	-	246
Prepaid expenses and other current assets	431	294
TOTAL CURRENT ASSETS	8,016	12,849
NON-CURRENT ASSETS:
Property and equipment, net	108	139
Operating lease right-of-use assets	420	90
Deferred income taxes	15	43
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	549	278
TOTAL ASSETS	8,565	13,127
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	564	17
Accrued expenses and other payables	1,332	1,233
Current maturities of operating lease	131	91
TOTAL CURRENT LIABILITIES	2,027	1,341
NON-CURRENT LIABILITIES:
Operating lease liabilities	271	-
Liability for employee rights upon retirement	31	32
TOTAL NON-CURRENT LIABILITIES	302	32
TOTAL LIABILITIES	2,329	1,373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of September 30, 2023 and December 31, 2022, 140,010,000 shares; issued and outstanding - as of September 30, 2023 and December 31, 2022, 28,813,952 and 28,809,922 shares, respectively
	*	*
Additional paid-in capital	108,586	107,210
Accumulated other comprehensive income	41	41
Accumulated deficit	(102,391)	(95,497)
TOTAL SHAREHOLDERS' EQUITY	6,236	11,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	8,565	13,127

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

REVENUES	-	120	-	8
COST OF REVENUES	-	93	-	6
GROSS PROFIT	-	27	-	2
OPERATING EXPENSES:
Research and development	3,510	4,497	1,370	1,413
General and administrative	3,457	5,512	1,028	1,460
Other income	(39)	(33)	(12)	(6)
TOTAL OPERATING EXPENSES	6,928	9,976	2,386	2,867
OPERATING LOSS	6,928	9,949	2,386	2,865

FINANCIAL EXPENSES (INCOME), NET	(63)	(96)	(36)	8
LOSS BEFORE INCOME TAX	6,865	9,853	2,350	2,873
INCOME TAX	29	183	29	194
NET LOSS	6,894	10,036	2,379	3,067

BASIC AND DILUTED LOSS PER SHARE	0.24	0.35	0.08	0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	28,812,122	28,807,470	28,813,952	28,809,922

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total

BALANCE AT JANUARY 1, 2023	28,809,922	*	107,210	41	(95,497)	11,754
Net loss	-	-	-	-	(6,894)	(6,894)
Issuance of shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	1,371	-	-	1,371
BALANCE AT SEPTEMBER 30, 2023	28,813,952	*	108,586	41	(102,391)	6,236

BALANCE AT JULY 1, 2023	28,813,952	*	108,203	41	(100,012)	8,232
Net loss	-	-	-	-	(2,379)	(2,379)
Share-based compensation	-	-	383	-	-	383
BALANCE AT SEPTEMBER 30, 2023	28,813,952	*	108,586	41	(102,391)	6,236

BALANCE AT JANUARY 1, 2022	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(10,036)	(10,036)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	1,770	-	-	1,770
BALANCE AT SEPTEMBER 30, 2022	28,809,922	*	106,733	41	(92,462)	14,312

BALANCE AT JULY 1, 2022	28,809,922	*	106,623	41	(89,395)	17,269
Net loss	-	-	-	-	(3,067)	(3,067)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	110	-	-	110
BALANCE AT SEPTEMBER 30, 2022	28,809,922	*	106,733	41	(92,462)	14,312

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2023	2022
Net loss	(6,894)	(10,036)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	43	48
Deferred income taxes	29	151
Share-based compensation	1,371	1,770
Finance income, net	(20)	(74)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	246	(50)
Increase in other current assets	(114)	(380)
Increase in accounts payable	547	247
Increase (decrease) in accrued expenses and other payables	99	(2,149)
Decrease in contract liabilities	-	(15)
Net cash used in operating activities	(4,693)	(10,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Funds with respect to employee rights upon retirement	-	(55)
Purchase of property and equipment	(12)	(44)
Net cash used in investing activities	(12)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares under the ATM program, net of issuance costs	5	-
Exercise of options and warrants into shares	-	13
Net cash provided by financing activities	5	13

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(4,700)	(10,574)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	12,376	24,964
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	7,676	14,390
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	7,585	14,323
Restricted deposits included in other current assets	91	67
Total cash and cash equivalents and restricted deposits	7,676	14,390
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	449	-
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	-	165

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

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $102.4 million as of September 30, 2023 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of September 30, 2023 will allow the Company to operate under its current plans into the third quarter of 2024. This assumes the use of the Company’s capital to fund its ongoing operations, including the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. This does not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis and the related comparative study. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public or private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about the Company's ability to obtain such funding. These condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2023, the consolidated results of operations and statements of changes in shareholders' equity for the three and nine-month periods ended September 30, 2023 and 2022 and cash flows for the nine-month periods ended September 30, 2023 and 2022.

The consolidated results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Diluted loss per share is based upon the weighted average number of ordinary shares and outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants, exercisable into 7,244,450 shares 6,239,921 shares for the nine months ended September 30, 2023 and 2022, respectively and 6,999,180 shares and 6,068,670 shares for the three months ended September 30, 2023 and 2022, respectively, because the effect would have been anti-dilutive.

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

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - SHARE-BASED COMPENSATION

a.
On January 2, 2023, options to purchase an aggregate of 534,246 ordinary shares were granted to six non-executive board members with an exercise price of $0.73 per share, which was the share price on the grant date. The options vest over one year in four equal quarterly installments starting on the date of grant. This grant was approved by the shareholders of the Company on October 4, 2021. The fair value of the options at January 2, 2023 was $253.

b.	On April 24, 2023, the board of directors approved the following options grants:

i.
options to purchase an aggregate of 881,000 ordinary shares were granted to employees, executive officers and service providers with an exercise price of $0.795 per share which was the share price on the grant date. The fair value of the options at the date of grant was $485; and

ii.
options to purchase an aggregate of 350,000 ordinary shares to the Company’s Chief Executive Officer with an exercise price of $0.795 per share which was the share price on that day. This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 13, 2023. The fair value of the options was $161 thousand.

These options vest over four years from the date of grant; 25% vest on the first anniversary of the date of grant and the remaining 75% of the option will vest in twelve equal quarterly installments following the first anniversary of the grant date.

c.
On June 4, 2023, options to purchase an aggregate of 33,638 ordinary shares were granted to a non-executive board member with an exercise price of $0.89 per share which was the share price on that day. The options vest over three years in 12 equal quarterly installments starting on the date of grant. This grant was subject to shareholders' approval, which was obtained at a meeting of the Company’s shareholders held on September 13, 2023.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Nine months ended September 30, 2023
Exercise price	$0.73-$0.89
Dividend yield	-
Expected volatility	74%-76%
Risk-free interest rate	3.58%-4.37%
Expected life - in years	5.3-6.11

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	September 30,	December 31,
Prepaid expenses and other current assets:	2023	2022
Prepaid expenses	168	86
Other current assets	263	208
	431	294

	September 30,	December 31,
Accrued expenses and other payables:	2023	2022
Employees and employees related	161	154
Provision for vacation	191	146
Accrued expenses	980	933
	1,332	1,233

NOTE 5 - EVENTS DURING THE PERIOD

a.
In April 2023, the Company entered into an amendment to its office lease agreement from 2014 to extend the period of the lease agreement for additional five years, expiring on June 30, 2028, with two options for early termination by the Company subject to a notice period. The monthly lease fee is $15.

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

As of September 30, 2023, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2023	46
2024	174
2025	174
2026	83
Total future minimum lease payments	477
Less: interest	(75)
Present value of operating lease liabilities	402

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 5 - EVENTS DURING THE PERIOD (continued)

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

On May 2, 2023, the Company and Amgen agreed to terminate the Amgen Agreement in accordance with its terms, effective on such date. Neither party incurred any termination penalty or fees in connection with the termination of the Amgen Agreement

c.

In connection with the Company’s initial public offering (“IPO”) in July 2018, the Company issued 1,400,000 IPO warrants to purchase 700,000 ordinary shares, and these warrants were listed for trading on Nasdaq Capital Market (“Nasdaq”) on August 12, 2018. The IPO warrants were immediately exercisable at an initial exercise price of $8.40 per ordinary share for a period of five years, unless earlier repurchased by the Company as described in the warrant agreement. These IPO warrants expired on July 2, 2023, in accordance with their original terms, and Nasdaq removed them from listing.

d.
In September 2023, the Company entered into a Research Collaboration Agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”).  Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet formulations using the Company’s proprietary oral delivery technology. The Company and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility. The operation initiated in October 2023, therefore no financial impact as of September 30,2023.

NOTE 6 - SUBSEQUENT EVENTS

a.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas. The Company cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can predict how this war will ultimately affect our business and operations or Israel's economy in general.

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

Overview

Entera is a clinical stage biopharmaceutical company and a leader in the development of orally delivered peptides and small therapeutic proteins. Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap. Furthermore, from a technical standpoint, oral delivery of peptides and therapeutic proteins has historically been challenging due to enzymatic degradation within the gastrointestinal tract, poor absorption into the blood stream and variable drug exposures. Entera’s proprietary technology is designed to deliver orally administered proteins with sufficient bioavailability to meet treatment goals, in a simple tablet format (around 6mm in diameter).

We strategically focus on underserved, chronic medical conditions where oral administration of a mini tablet peptide or peptide replacement therapy has the potential to significantly shift a treatment paradigm.

We currently have two product candidates in the clinical stage of development: EB613 and EB612. Both candidates are first-in-class daily mini tablets of human parathyroid hormone (hPTH (1-34), teriparatide). To date, Entera’s proprietary PTH tablets have been safely administered to a total of 240 subjects and 153 patients across Phase 1 and Phase 2 studies in osteoporosis and hypoparathyroidism, two diseases that remain underserved with the current standard of care and which disproportionately afflict women.

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

In September 2023, we entered into a Research Collaboration Agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”). Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM, GLP-1./glucagon) analogs for the development of oral tablet formulations using Entera’s proprietary oral delivery technology. Entera and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

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

Osteoporosis is a significant health issue facing our population. In the United States, with respect to hip fractures alone, 21% of women who suffer a hip fracture do not survive beyond one year, even after it is surgically repaired. Without surgery, the one-year mortality rate is approximately 70%. Post-menopausal osteoporosis afflicts more women globally than cancer, stroke and cardiovascular disease (estimated at 200 million).

Current osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (hPTH[1-34]); abaloparatide (a PTH-related protein analog); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption). It is estimated that less than 10% of currently treated osteoporosis patients agree to injectable osteoanabolic treatment despite guideline recommendations and the approval of lower cost generics. There are currently no FDA-approved oral anabolic treatments for osteoporosis. EB613 is positioned to potentially be the first, once daily osteoanabolic mini tablet treatment for women with high risk post-menopausal osteoporosis and no prior fractures.

To date, we have completed three Phase 1 clinical trials and a phase 2, 6-month, 161-patient, placebo-controlled study in which daily oral EB613 tablets produced rapid dose-proportional increases in biochemical markers of bone formation (primary endpoint), reductions in markers of bone resorption, and increased lumbar spine, total hip, and femoral neck Bone Mineral Density (BMD, key secondary endpoint) in postmenopausal women with low BMD or osteoporosis. Results were reported at ASBMR 2021 as a LB oral presentation.

In November 2018, we had a Pre-Investigational New Drug meeting with the FDA to discuss our EB613 program for the treatment of osteoporosis. In December 2020, we announced that the FDA had approved our 2020 IND Application.

In December 2021, we held an end-of-Phase 2 meeting (EOP2) with the FDA to review the six-month phase 2 results and a proposed Head-to-Head, Non-Inferiority (NI) Phase 3 study design vs. Forteo® , using BMD as the primary endpoint to support an NDA submission under the 505(b)2 pathway. In the minutes from our EOP2 meeting, which we received in January 2022, the FDA agreed that the use of BMD as the primary endpoint in our proposed phase 3 study could support an NDA and that a new fracture study would not be required. However, the FDA expressed concern that a NI Head-to-Head phase 3 study design vs. Forteo® may not be favorable. The FDA also remarked that the ASBMR-FNIH SABRE1 program was evaluating BMD as a surrogate endpoint for fracture risk reduction across placebo-controlled studies; and that the FNIH framework could provide another approach to support a potential NDA for EB613.

2 FNIH BQP is also known as the ASBMR FNIH-SABRE, American Society for Bone and Mineral Research-Foundation for the National Institutes of Health (FNIH) Strategy to Advance BMD as a Regulatory Endpoint (SABRE);

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

We have since developed what we believe could be an improved formulation of EB612 based on new intellectual property, tailored to optimize its PK profile and the potential for reduced daily dosing. We initiated a PK study in May 2023, which is testing various potential drug candidates based on our new platform, including several which could be developed for the treatment of hypoparathyroidism. We expect to begin reporting our results from this study during the fourth quarter of 2023.

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

The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a global contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant plus interest thereon. Following the signing of the Amgen Agreement, we were required to pay 5.38% of each payment by Amgen and up to 600% of the grant received plus interest. Through September 30, 2023, we had paid royalties to the IIA in the amount of $95 thousand related to our former research collaboration and license agreement with Amgen (the “Amgen Agreement”) and other master service agreements.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped hundreds Israeli civilians and soldiers, including infants, children and elderly men and women. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas.  We cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel's economy in general.

Financial Overview

Since our inception, we have raised a total of $84.7 million from a combination of public and private equity offerings, IIA grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended September 30, 2023 and 2022, our operating losses were $2.4 million and $2.9 million, respectively. For the nine months ended September 30, 2023 and 2022, our operating losses were $6.9 million and $9.9 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of September 30, 2023, we had an accumulated deficit of $102.4 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

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

As of September 30, 2023, we had cash and cash equivalents of $7.6 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which includes the capital required to fund our ongoing operations, including the completion of the Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA pursuant to their qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of September 30 2023, we had 19 full-time employees, two part-time employees and five consultants who provide services to us on a part-time basis. Our operations are located in Jerusalem, Israel.

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

Research and development activities are the primary focus of our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase significantly in future periods as we advance our clinical candidates into later stages of clinical development and invest in additional preclinical candidates.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. Our research and development expenses were $1.4 million for each of the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, our research and development expenses were $3.5 million and $4.5 million, respectively. Research and development expenses for the three and nine months ended September 30, 2023 and 2022 were primarily for the development of EB613 and EB612. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Taxes on Income

We have not generated taxable income since our inception, and, as of September 30, 2023, we had carry-forward tax losses of $72.5 million.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of September 30, 2023, Entera Bio Inc. had tax loss carry-forwards of $156 thousand.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel or in the U.S. until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry-forward losses of the Company and its subsidiary.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
	(In thousands, except for percentage information)
Revenues	$-	$8	$(8)	(100)%
Cost of revenues	$-	$6	(6)	(100)%
Operating expenses:
Research and development expenses	$1,370	$1,413	$(43)	(3)%
General and administrative expenses	$1,028	$1,460	$(432)	(30)%
Other income	$(12)	$(6)	$(6)	100%
Operating loss	$2,386	$2,865	$(479)	(17)%
Financial expenses (income), net	$(36)	$8	$(43)	(550)%
Income tax	$29	$194	$(166)	(85)%
Net loss	$2,379	$3,067	$(688)	(22)%

Revenue

Revenues for the three months ended September 30, 2022 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. We did not recognize any revenue for the nine months ended September 30, 2023 due to finalization of third year pre-clinical R&D services and termination of the Amgen Agreement, effective May 2, 2023. We did not generate any revenues prior to entering into the Amgen Agreement.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. The decrease in cost was due to the lack of revenues under the Amgen Agreement, as described above, for the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses for both the three months ended September 30, 2023 and 2022 were $1.4 million. For the quarter ended September 30, 2023, there was an increase of $0.4 million in clinical expenses for our Phase 1 PK study related to our new generation platform and new formulations for EB612, which was offset by a decrease of $0.3 million materials and production costs and a decrease of $0.1 million in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $1.0 million, as compared to $1.5 million for the three months ended September 30, 2022. The decrease of $0.5 million was mainly attributable to a decrease of $0.3 million in professional fees and other consultants and a decrease of $0.2 million in D&O insurance costs.

Financial Expenses (Income), Net

Financial expenses (income), net for the three months ended September 30, 2023 was ($36,000) as compared to financial expenses (income), net of $8,000 for the three months ended September 30, 2022. Our financial expenses (income) is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
	(In thousands, except for percentage information)
Revenues	$-	$120	$(120)	(100)%
Cost of revenues	$-	$93	(93)	(100)%
Operating expenses:
Research and development expenses	$3,510	$4,497	$(987)	(22)%
General and administrative expenses	$3,457	$5,512	$(2,055)	(37)%
Other income	$(39)	$(33)	$(6)	18%
Operating loss	$6,928	$9,949	$(3,021)	(30)%
Financial income, net	$(63)	$(96)	$34	(34)%
Income tax	$29	$183	$(155)	(85)%
Net loss	$6,894	$10,036	$(3,142)	(31)%

Revenue

Revenues for the nine months ended September 30, 2022 of $120,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. We did not recognize any revenue for the nine months ended September 30, 2023 due to finalization of third year pre-clinical R&D services and termination of the Amgen Agreement, effective May 2, 2023. We did not generate any revenues prior to entering into the Amgen Agreement.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 of $93,000 were mainly attributable to pre-clinical R&D services provided to Amgen under the Amgen Agreement. The decrease in cost was due to the lack of revenues under the Amgen Agreement, as described above, for the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were $3.5 million, as compared to $4.5 million for the nine months ended September 30, 2022. The decrease of $1.0 million was primarily due to a decrease of $0.9 million in pre-clinical activity and materials, a decrease of $0.3 million in share-based compensation expense and a decrease of $0.4 million related to a one-time payment made to a former employee pursuant to the terms of his separation agreement. The decrease was partially offset by an increase of $0.6 million in clinical expenses for our Phase 1 PK study related to our new generation platform and new formulations for EB612.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $3.5 million, as compared to $5.5 million for the nine months ended September 30, 2022. The decrease of $2.0 million was mainly attributable to a decrease of $0.6 million in employee compensation and $0.1 million in share-based compensation, a decrease of $0.8 million in professional fees and other consultants and a decrease of $0.5 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the nine months ended September 30, 2023 and 2022 was $63,000 and $96,000, respectively. Our financial income is composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended September 30, 2023 and 2022, our operating losses were $2.4 million and $2.9 million, respectively. For the nine months ended September 30, 2023 and 2022, our operating losses were $6.9 million and $9.9 million, respectively. As of September 30, 2023, we had an accumulated deficit of $102.4 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. If we are unable to raise the requisite funds, we will need to curtail or cease operations. See in “Item 1A-Risk Factors” in our 2022 Annual Report.

Since our inception, we have raised a total of $84.7 million, including $25.3 million through completed or terminated at-the-market-offering (“ATM”) programs, $14.3 million in our December 2019 private placement, $11.2 million in our IPO in 2018 and $33.9 million in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, as of September 30, 2023, we had received approximately $1.7 million under the Amgen Agreement, which has since been terminated. As of September 30, 2023, we had cash and cash equivalents of $7.6 million. Our primary uses of cash have been to fund research and development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

On September 2, 2022, we entered into a Sales Agreement with SVB Securities LLC, as sales agent, to implement an ATM program, under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as reimbursement of expenses.

Funding Requirements

We believe that our existing capital resources will be sufficient to meet our projected operating requirements into the third quarter of 2024, which includes the capital required to fund our ongoing operations, which includes the capital required to fund our ongoing operations, including the completion of the Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA pursuant to their qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

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

Our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report note that there is substantial doubt about our ability to continue as a going concern as of such date. This means that our management has expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy, and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30, (unaudited)
	2023	2022
	(In thousands)
Net Cash used in operating activities	$(4,693)	$(10,488)
Net Cash used in investing activities	(12)	(99)
Net Cash provided by financing activities	5	13
Net decrease in cash and cash equivalents	$(4,700)	$(10,574)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $4.7 million, consisting primarily of our operating loss of $6.9 million, which was partially offset by a decrease of $0.8 million in our working capital and $1.4 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the nine months ended September 30, 2022 was $10.5 million, consisting primarily of our operating loss of $9.9 million and an increase of $2.4 million in our working capital, which was partially offset by approximately $1.8 million of share-based compensation expense.

The decrease of $5.8 million in cash used in operating activities for the nine months ended September 30, 2023 compared to the same period in 2022 was mainly attributed to a decrease of $3.0 million in our operating loss and a decrease of $3.2 million in working capital, primarily due to a decrease in payments to suppliers and services providers, which were partially offset by a decrease of $0.4 million in share-based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net Cash provided by financing activities for the nine months ended September 30, 2023 consisted of the net proceeds of $5 thousand from the issuance of Ordinary Shares under the SVB ATM Program.Net Cash provided by financing activities for the nine months ended September 30, 2022 consisted of the net proceeds of $13 thousand from the issuance of Ordinary Shares due to exercise of options.

Contractual Obligations

On April 17, 2023, we entered into an amendment to our lease for our principal offices in Israel to extend the lease term by five years, or through 2028. As amended, the Company has the option to exit the lease earlier, in December 2024 and in September 2026. The average rent over the new five-year extension is $180 thousand per year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and regulations promulgated thereunder) as of September 30, 2023, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Except as set forth below in this Item 1A, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2022 Annual Report.

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

In particular, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped hundreds Israeli civilians and soldiers, including infants, children and elderly men and women. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas.

We cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel's economy in general.

Additionally, political uprisings, social unrest and violence in various countries in the Middle East, including Israel’s neighbor Syria, have affected the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for armed conflict. In addition, Iran has threatened to attack Israel. Iran is also believed to have a strong influence among the Syrian government, Hamas and Hezbollah. These situations may potentially escalate in the future into more violent events which may affect Israel and us. These situations, including conflicts which involved missile strikes against civilian targets in various parts of Israel have in the past negatively affected business conditions in Israel.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. The political and security situation in Israel may result in parties with whom we have contracts claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions. These or other Israeli political or economic factors could harm our operations and product development. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. We could experience disruptions if acts associated with such conflicts result in any serious damage to our facilities. Furthermore, several countries, as well as certain companies and organizations, continue to restrict business with Israel and Israeli companies, which could have an adverse effect on our business and financial condition. Our business interruption insurance may not adequately compensate us for losses, if at all, that may occur as a result of an event associated with a security situation in the Middle East, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

ENTERA BIO LTD.

Date: November 14, 2023	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)