Form 10-K
period 2023-12-31
Entera Bio Ltd.
filed 2024-03-08
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _ .

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant was approximately $20.7 million as of June 30, 2023.

As of March 1, 2024, the registrant had 35,481,341 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Annual Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Annual Report. Meaningful factors which could cause actual results to differ include, but are not limited to, the following:

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

•
The scope, progress and costs of developing our product candidates such as EB613 for Osteoporosis and EB612 or other oral peptides for Hypoparathyroidism may alter over time based on various factors such as regulatory requirements, collaboration agreements, the competitive environment and new data from pre-clinical and clinical studies;

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

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

•	Our reliance on third parties to conduct our clinical trials and on third-party suppliers to supply or produce our product candidates;

•	Our interpretation of FDA feedback and guidance and how such guidance may impact our clinical development plan;

•	Our ability to use and expand our drug delivery technology (“N-Tab™”)to additional product candidates;

•	Our operation as a development stage company with limited operating history and a history of operating losses and our ability to fund our operations going forward;

•
Our competitive position with respect to other products on the market or in development for the treatment of osteoporosis, hypoparathyroidism, short bowel syndrome, obesity, metabolic conditions and other disease categories we pursue;

•	Our ability to establish and maintain development and commercialization collaborations;

•	Our ability to manufacture and supply enough material to support our clinical trials and any potential future commercial requirements;

•	The size of any market we may target and the adoption of our product candidates, if approved, by physicians and patients;

•	Our ability to obtain, maintain and protect our intellectual property and operate our business without infringing, misappropriating, or otherwise violating any intellectual property rights of others;

•	Our ability to retain key personnel and recruit additional qualified personnel;

•	Our ability to comply with laws and regulations that currently apply or become applicable to our business in Israel, the United States and internationally;

•	Our ability to manage growth; and

•	The duration and intensity of the ongoing Israel-Hamas War and its impact on our operations and workforce, including our research and development and clinical trials.

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

PART I

Unless the context otherwise requires, all references in this Annual Report to the “Company,” “Entera,” “we,” “our,” and “us” refer to Entera Bio Ltd., an Israeli company, including its consolidated subsidiary.

ITEM 1.           BUSINESS

Overview

Entera is a clinical stage company focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

Currently, most protein therapies are administered via frequent intravenous, subcutaneous or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap.

From a technical standpoint, oral delivery of therapeutic proteins is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream due to the protein’s polarity and molecular weight. We leverage our N-Tab™ oral delivery technology, which is designed to simultaneously stabilize the peptide in the gastrointestinal tract and promote its absorption into the bloodstream.

Pipeline

The following chart summarizes the current stage of development for each of our oral peptide candidates.

Oral PTH(1-34) Programs

Our most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis with no prior fracture. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). Following the completion of a Type C and a Type D meeting with the U.S. Food and Drug Administration’s (FDA), we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application (“NDA”) for EB613. In November 2023, we reported that the American Society for Bone and Mineral Research (ASBMR) announced that the SABRE (Strategy to Advance BMD as a Regulatory Endpoint) project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. We believe EB613 stands as the first program to potentially avail itself of the ASBMR-SABRE BMD endpoint.

The EB612 program is being developed as the first oral PTH(1-34) tablet peptide replacement tablet therapy for hypoparathyroidism. With respect to our EB612 program, we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens, as well as collaborating with a third party on another peptide in this field.

To date, Entera’s proprietary PTH tablets have been safely administered to a total of 102 healthy subjects in Phase 1 studies and 153 patients in Phase 2 studies in osteoporosis and hypoparathyroidism, two diseases that remain underserved with the current standard of care and which disproportionately affect women. We believe these product candidates, if approved, hold the potential to become standards of care for patients with osteoporosis and hypoparathyroidism.

Our ability to deliver our oral PTH(1-34) peptide in a simple mini tablet format with reproduceable, dose dependent pharmacokinetics and rapid biological responses across gender, age, and health status was highlighted as part of two poster sessions at the ASBMR 2023 Annual Meeting. We believe our work to date has built the foundation for our oral PTH (1-34) tablets to potentially treat diverse patient populations, including younger men and women athletes at risk of stress fractures. We are exploring the use of our PTH(1-34) tablets for the treatment of stress fractures in athletes and expect to collaborate with an investigator sponsored study in this area. More details on this study are expected in the second half of 2024.

Oral GLP-2 and Oral GLP-1/Glucagon Programs in Collaboration with OPKO Biologics

In May 2023, the results from our oral GLP-2 program were published in the International Journal of Peptide Research and Therapeutics, “Oral Delivery Technology Enabling Gastro-Mucosal Absorption of Glucagon-Like-Peptide-2 Analog (Teduglutide) - A Novel Approach for Injection-Free Treatment of Short Bowel Syndrome.” We believe GLP-2 represents a strong candidate for our N-Tab™ Technology and warrants further development as an injection-free alternative to patients suffering from short bowel syndrome and other gastrointestinal disorders where GLP-2 plays a role.

In September 2023, we entered into a research collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”). Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin analogs for the development of oral tablet formulations using our proprietary N-Tab™ technology.

Oxyntomodulin (OXM) is a naturally occurring peptide hormone found in the colon, with glucagon-like-peptide 1 (GLP-1) and glucagon dual agonist activity which suppresses appetite and induces weight loss. OPKO has developed several proprietary, modified OXM analogs as potential candidates for treating obesity, including an injectable pegylated peptide which demonstrated significant reductions in weight loss and decreased plasma triglyceride levels in over 430 patients in phase 2/2B studies.

We expect in vivo PK/PD data from both the oral GLP-2 tablet program and the oral OXM tablet program in 2024. We and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

Our Strategy

Our goal is to develop first-in-class orally delivered therapies for underserved, chronic medical conditions for which a tablet peptide or peptide replacement therapy has the potential to significantly shift a treatment paradigm. We are developing our product candidates to potentially become the first oral, daily tablet peptide or peptide replacement therapies designed for patients to live injection-free as they actively manage their chronic diseases. We aspire to continue to validate our platform across a variety of additional high value therapeutic proteins. Our strategy to achieve these goals includes:

•
Advancing EB613, Potentially the First Daily Anabolic PTH(1-34) Tablet into Phase 3 for the Treatment of Post-Menopausal Women with Low Bone Mass and Osteoporosis: Our six-month placebo-controlled Phase 2 double-blind, dose-ranging trial of EB613 in 161 patients with low bone mass and osteoporosis met both primary and secondary endpoints and was selected for oral presentation at the American Society of Bone Mineral Research (ASBMR) annual conference in 2021. Based on the outcome of our October 2022 Type C meeting with the FDA, we believe that EB613 may be the first osteoporosis program to be permitted by FDA to pursue a placebo controlled, BMD endpoint registrational Phase 3 study to support a NDA. We view this outcome as testament to the treatment gap and unmet need for a viable alternative to treat the millions of osteoporosis patients who, despite current guidelines and availability of highly efficacious anabolic agents, are unwilling to take daily or monthly injections. We are preparing to initiate a Phase 3 registrational study for EB613 pursuant to the FDA’s qualification of a quantitative BMD endpoint which is expected to occur in 2024.

•
Advancing the First Daily PTH(1-34) Peptide Replacement Tablet Therapy for the Treatment of Hypoparathyroidism: In 2015, we successfully completed a Phase 2a four-month trial in 19 patients with hypoparathyroidism which demonstrated clinical benefit, including a statistically significant reduction in calcium supplementation, maintenance of calcium levels above the lower target level for Hypoparathyroidism patients (>7.5 mg/dL) throughout the study and statistically significant rapid decline in median serum phosphate levels two hours following the first dose, which was maintained for the duration of the study. The FDA and the European Medicines Agency, or EMA, have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. With respect to our EB612 program, we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens as well as collaborating with a third party on another peptide in this field.

•
Establishing Select Global and Regional Development and Commercial Partnerships: Our N-Tab™ Technology platform and intellectual property are designed to generate a pipeline of product candidates across various therapeutic indications. We intend to explore opportunities to diversify and shorten the preclinical and clinical development of these candidates in a capital-efficient manner, including selectively pursuing research and clinical development partnerships with biopharmaceutical companies with specific domain expertise as well as with biopharmaceutical companies with proven commercial footprints to de-risk our late-stage programs.

•
Identifying and Developing Potentially High Value Oral Peptides in Collaboration with Strategic Partners such as our GLP-2 and Oxyntomodulin Programs: We intend to leverage our N-Tab™ Technology platform by applying it to the development of additional, currently approved injectable peptides and therapeutic proteins with known mechanisms of action and established safety profiles. We believe this will allow us to advance our product candidates more efficiently and predictably through the research and clinical development cycle. For example, in collaboration with OPKO, we are focusing on the development of the first oral OXM, a dual targeted GLP1/glucagon peptide, in tablet form for the treatment of obesity and the first oral GLP-2 peptide tablet as an injection-free alternative for patients suffering from rare malabsorption conditions, such as short bowel syndrome. Both these peptides have well characterized pre-clinical PK/PD and toxicology.

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

EB613: First Daily Osteoanabolic Mini Tablets for the Treatment of Osteoporosis

EB613 is the first once daily tablet formulation of hPTH (1-34), (teriparatide) and has the same amino acid sequence as Forteo® (teriparatide daily subcutaneous injection), a leading anabolic agent which achieved peak annual sales of $1.7 billion prior to patent expiration.

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

Prevalence

The Bone Health & Osteoporosis Foundation estimates that approximately 10 million Americans have osteoporosis and that an additional 44 million have low bone mass. More than two million osteoporosis-related fractures occur annually in the United States, and more than 70% of these occur in women. In U.S. women 55 years of age and older, the hospitalization burden, including hospital costs of osteoporotic fractures, is greater than that of myocardial infarction, stroke, or breast cancer. Furthermore, it estimated that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $25.3 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women, according to the International Osteoporosis Foundation, or IOF, and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4 to 6 million. The IOF estimates that, in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050.

Current Osteoporosis Treatment Paradigm

The goal of pharmacological treatment of osteoporosis is to maintain or increase bone mass and strength and to prevent fractures throughout a patient’s life. It is critical to identify patients who have significant bone loss. Pharmacologic therapy is strongly recommended for patients with a BMD T-score of -2.5 or lower in the spine, femoral neck, total hip, or 1/3 radius.

Current osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption (or bone degradation) include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. According to the American Association of Clinical Endocrinology (AACE) 2020 Guidelines, injectable anabolic agents, such as teriparatide, abaloparatide or romosozumab, can be considered as an initial therapy for patients who are at very high fracture risk (which include women who have had multiple vertebral fractures or hip fractures and high-risk patients who have very low T-scores), and who have had an inadequate response to antiresorptive therapies. For patients undergoing treatment, stable or increasing BMD at the spine and hip indicates a satisfactory response. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (hPTH[1-34]); abaloparatide (a PTH-related protein analog); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption). It is estimated that less than 10% of currently treated osteoporosis patients agree to injectable osteoanabolic treatment despite guideline recommendations, their efficacy versus the anti-resorptives and the approval of lower cost generics.

There are currently no FDA-approved oral anabolic treatments for osteoporosis. EB613 is positioned to potentially be the first, once daily osteoanabolic mini tablet treatment for women with high-risk post-menopausal osteoporosis and no prior fractures.

Phase 1 Safety, PK and PD Data for Oral PTH(1-34) Tablet Programs

Our Oral PTH (1-34) formulations, including EB613 and EB612, have been administered collectively to a total of 102 healthy subjects in three Phase 1 studies. In an ongoing phase 1 study evaluating the current EB613 formulation, Forteo and new formulations for EB613 and EB612, 30 healthy subjects have been administered various doses (PTH (1-34) 1.5 mg – 2.5 mg) tablets and regimens (QD or BID) of oral PTH in the first two cohorts completed in 2023. No drug-related severe adverse events (SAEs) were reported, and four subjects reported four mild adverse events (AEs) of nausea (N=1), palpitation (N=1), and headache (N=2). These AEs are consistent with those reported with injectable PTH analogs.

In the Phase 1 studies, the PK profile of EB613 daily tablets was characterized by a rapid increase in plasma hPTH(1-34) levels, with peak concentrations of the drug observed within 30 minutes after dose, and a rapid decline thereafter. The blood half-life of hPTH(1-34) in humans is less than five minutes (see Forteo® USPI). Due to this very short elimination time and a short absorption phase, hPTH(1-34) levels decrease below limit of quantitation within two hours after drug administration. As a result, no drug accumulation is expected with once daily tablet dosing.

EB613 Phase 2 Study in Post-Menopausal Women with Low Bone Mass and Osteoporosis

The Phase 2 clinical trial of EB613 was a dose-ranging, placebo-controlled, double-blind study in 161 postmenopausal women with osteoporosis or low BMD conducted at four leading medical centers in Israel. The trial evaluated 0.5 mg to 2.5 mg daily tablets on BMD, pharmacodynamic bone markers, including P1NP and Osteocalcin-bone formation markers, CTX - a bone resorption marker, and various safety endpoints.

Safety

The most common drug-related AEs reported were headache, nausea, dizziness and presyncope. There were no treatment emergent hypercalcemia adverse events, and serial serum chemistry evaluations found no increase in group mean calcium or changes in calcium exceeding predefined limits in patients treated with EB613 2.5 mg daily tablets.

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

The decrease in bone resorption (CTX) resulting from EB613 daily tablets was unanticipated based on historical results from subcutaneously daily injectable PTH, Forteo®; and indicates a potential dual mechanism of action for the EB613 PTH (1-34) tablets which seems to induce bone formation and decrease bone resorption, with a lower rate of bone turnover.

Bone Mineral Density

Dose-related changes in BMD were also observed at the total hip (TH), femoral neck (FN) and lumbar spine (LS) locations with a linear regression showing a statistically significant dose response at all sites; TH (p=0.008), FN (p=0.001), and LS (p<0.0001).

Increases in TH (2.07%) and FN (2.92%) BMD in the 2.5 mg EB613 daily tablet titrated group were greater than those previously reported with Forteo® at six months (0.1% and 0.3%) (Leder, 2015). The increases in proximal femoral BMD (TH and FN) and cortical bone after six months of EB613 daily tablet treatment were unanticipated given that the reported subcutaneous Forteo® injection increases are typically small and not significant at six months.

The results of the Phase 2 study supported the selection of the 2.5 mg dose with a titration regimen to be used in the proposed pivotal Phase 3 study of EB613.

FDA End of Phase 2 Meetings (EOP2)

After successful completion of the Phase 2 dose ranging study of EB613, we held an end-of-Phase 2 meeting at the end of 2021 with the FDA to discuss various aspects of our nonclinical and clinical development plan. The meeting focused on the potential use of a 12-month non-inferiority head-to-head study versus Forteo® phase 3 study design to support an NDA under the 505(b)(2) regulatory pathway.

We requested an additional EOP2 meeting with the FDA to seek agreement on the specifications and control of the drug substance, drug product and excipients to support the Phase 3 study and eventual product registration. The meeting request was granted, and we received a written response from the FDA towards the end of the first quarter of 2022, confirming that the specifications for the drug substance, excipients and drug product appear reasonable and that final determination on the adequacy of the proposed excipients and drug product specification will be made during the NDA review. The FDA also provided guidance regarding the proposed process scale-up, process qualification approach and stability plan for EB613.

Early in the first quarter of 2022, Entera received additional EOP2 minutes from the FDA, suggesting that a non-inferiority head-to-head study versus Forteo® Phase 3 design may not be favorable to the success of the study and potential approvability of EB613 oral PTH tablets given EB613’s different PK profile, PD (biomarker) profile and BMD outcomes from the phase 2. The FDA also commented on a possible exploration of a placebo controlled phase 3 study and a potential Total Hip (TH) BMD endpoint given recently published 24-month Surrogate Threshold Effects (STEs) that are considered associated with fracture risk reduction.

About ASBMR-FNIH SABRE

Initiated in 2013, the Foundation for the National Institutes of Health (FNIH) Biomarkers Consortium Bone Quality Project assembled data from more than 150,000 participants across more than 50 clinical trials of anti-osteoporosis drugs. The project team re-evaluated these existing data to understand which measurements could predict the ability of the treatment to reduce fractures. The study findings identified an increase in BMD, as measured by a low-dose X-ray imaging technique, as a strong predictor of the extent to which treatments reduce fracture risk. A change in BMD could therefore be used in future clinical trials to determine the effectiveness of osteoporosis drugs. Through a partnership with ASBMR, the FNIH extended and continues to support the original study, renamed SABRE, to seek FDA approval for the surrogate biomarker as a replacement to fracture outcomes.

FDA Type C Meeting

In October 2022, we announced the successful conclusion of our Type C meeting with the FDA and the FDA’s agreement that a single Phase 3 placebo-controlled study with a BMD endpoint could support a NDA submission of EB613 oral PTH tablets. The FDA also agreed (i) that TH BMD could serve as the primary endpoint for the registrational study of EB613 in post-menopausal women patients diagnosed with osteoporosis, (ii) with the proposed 2:1 randomization (EB613 vs. placebo) design and (iii) that 400 patients exposed to EB613 would be sufficient to support both the safety and efficacy assessments for the NDA. Furthermore, the FDA agreed with our proposed enrollment of post-menopausal women diagnosed with osteoporosis based on a BMD T-score of ≤-2.5 to -3.0 and no major fracture history. This patient population is consistent with that studied during our Phase 2 six-month dose ranging study of EB613, which met all primary and key secondary endpoints of biochemistry and BMD.

FDA Type D Meeting

In February 2023, we announced that a Type D meeting protocol review had been accepted by the FDA to provide responses by March 30th, 2023. The pivotal, Phase 3 study protocol is entitled “A 24-Month Phase 3, Randomized, Double-Blind, Global Multicenter Study Comparing the Effects of Oral hPTH(1-34) (EBP05[EB613]) Daily Tablets vs. Placebo on Bone Mineral Density (BMD) in Postmenopausal Women with Osteoporosis.” The objective of the Type D meeting review was to confirm that the protocol met the FDA’s expectations, including the analysis of the primary endpoint and the population PK evaluations, ahead of potential initiation of the Phase 3 study.

In April 2023, we reported that the FDA would not be opposed to Entera initiating the Phase 3 study under the proposed FNIH BQP pathway and that the Company’s proposed PK sampling scheme seemed reasonable. On the same day, we announced that we plan to continue our dialogue with the FDA and await the final qualification of the ASBMR-FNIH SABRE BQP criteria and their guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613.
In November 2023, we announced that the SABRE project team has submitted to the FDA its full qualification plan to use the treatment-related change in BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs.

BMD is the first surrogate endpoint undergoing qualification by the FDA under the 21st Century Cures Act which was signed into law on December 13, 2016, to help accelerate medical product development and bring new innovations and advances to patients who need them faster and more efficiently. An update on the qualification of this endpoint is expected in 2024.

EB612: First Daily PTH Replacement Therapy Tablets for the Treatment of Hypoparathyroidism

Hypoparathyroidism is a rare condition in which the body either fails to produce sufficient amounts of PTH or the PTH produced lacks normal biologic activity. Individuals with a deficiency of parathyroid hormone may exhibit hypocalcemia and hyperphosphatemia. Hypocalcemia can cause weakness, muscle cramps, excessive nervousness, headaches and uncontrollable twitching and tetany. Hyperphosphatemia can result in soft tissue calcium deposition, which may lead to severe issues, including damage to the circulatory and central nervous systems. In contrast to osteoporosis, longer persistence of PTH in plasma is a desirable property for the treatment of hypoparathyroidism. Here, hormone replacement therapy is warranted.

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

An injectable form of full length human PTH (1-84) marketed under the name Natpara®, was approved for the treatment of hypoparathyroidism in 2015. However, it was recalled in 2019 due to a plastic particulate and will be permanently phased out globally by the end of 2024. There are two injectable PTH candidates for hypoparathyroidism undergoing late-stage clinical development: TransCon™ PTH, developed by Ascendis Pharma and Eneboparatide, a parathyroid hormone receptor 1 (PTHR1) agonist, developed by Amolyt Pharma. Both TransCon™ PTH and eneboparatide require a daily subcutaneous injection.

EB612

Our product candidate for hypoparathyroidism, EB612, is the first oral formulation of PTH (1-34, teriparatide) hormone replacement treatment developed in a tablet form. The FDA and the EMA have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. We believe that EB612 may have inherent advantages compared to injectable forms because this is a protein replacement therapy requiring long term use, and we believe that patients have a preference for oral medication, and our tablets may enable more flexibility for titration and more individualized treatment.

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

Phase 2 PK/PD Clinical Trial

We initiated a two-part Phase 2 PK/PD trial in 2014. This trial was designed to provide a bridge from our completed Phase 2a trials, which was conducted prior to the marketing approval of Natpara, and our planned future clinical trials, and to also allow us to better understand the relative strength and dose of our product as compared to the then marketed product, Natpara. The relevant endpoints for the PK/PD trial included an examination of levels of PTH (1-34), PTH (1-84) (Natpara), serum calcium, serum phosphate, urinary calcium and urinary phosphate.

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

Planned Additional Clinical Development and Regulatory Pathway

We have since developed an improved formulation of EB612 based on new intellectual property of our N-Tab™ Technology, which we have designed to optimize its PK profile and the potential for reduced daily dosing. We initiated a PK study in May 2023, which is testing various potential drug candidates based on our new platform, including several which could be developed for the treatment of hypoparathyroidism. Additionally, we are also collaborating with a third party to combine our N-Tab™ Technology with another peptide for hypoparathyroidism.

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

Patent Rights

As of March 1, 2024, our global patent portfolio included the following patents and patent applications:

Patents claiming compositions comprising a protein, an absorption enhancer and a protease inhibitor as well as methods for oral administration of a protein with an enzymatic activity, which compositions cover EB612 and EB613, have been issued in the United States, Australia, Japan, Hong Kong, Israel, Canada, New Zealand and Russia and have been granted by the European Patent Office (EPO) and validated accordingly in Belgium, France, Germany, Great Britain, Ireland, Italy, Liechtenstein, Luxembourg, Netherlands, Spain, Sweden, and Switzerland. Related patent applications are pending before the European Patent Office (EPO) and in the United States, Hong Kong, Brazil and India. Patents specifically covering PTH have already been granted in the United States, Hong Kong, Israel, Australia, Russia and Japan, and have been granted by the EPO and validated in Belgium, France, Germany, Great Britain, Ireland, Italy, Liechtenstein, Luxembourg, Netherlands, Spain, Sweden, and Switzerland. In addition, patent applications which specifically cover PTH are currently pending in Hong Kong, Brazil and India. This issued patent and any patent that may issue from the pending patent applications are currently expected to expire in August 2029, assuming all annuity and maintenance payments are paid thereon. Rights to these patents and patent applications were assigned to us pursuant to the Patent Transfer Agreement with Oramed.

Three patent families filed in various jurisdictions, which we believe, if issued as patents containing substantially the same claims as those in the applications, would cover certain oral administration technologies. The mentioned technologies include compositions which utilize an absorption enhancer to enable the absorption of a therapeutically active agent in a controlled manner. We believe that certain of the pending claims contained in these patent applications, if issued in substantially the same form, would cover the formulations of EB612 and EB613. Patent applications covering certain formulations with a controlled absorption profile were filed with the EPO and in the United States, Canada, Hong Kong, Israel and Mexico (the application filed in Israel has matured into a patent and a divisional application has been filed therein). Other patent applications covering certain formulations for co-administration and/or co-formulation with an antacid and/or protease inhibitor were filed with the EPO and in the United States, Canada and Hong Kong (the application in the United States has matured into a patent, and a divisional application has been filed therein). Any patents that issue from these patent applications are expected to expire in February 2036, assuming all annuity and maintenance payments are paid thereon. Patent applications covering certain formulations and regimens were filed with the EPO and in the United States, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa and South Korea (the applications filed in New Zealand and India have matured into a patent; the application filed in Israel has recently been allowed). Any patents that issue from this patent application are expected to expire in August 2037, assuming all annuity and maintenance payments are paid thereon.

Three patent families were filed in various jurisdictions, which we believe, if issued as patents containing substantially the same claims as those in the applications, would contain method of treatment claims covering the use of orally administered PTH for the treatment of osteoporosis (filed with the EPO and in the United States, Canada, China, Hong Kong, Israel and Japan; the applications in Japan, Canada, China and Israel have matured into patents, and divisional applications have been filed in Japan, Israel and China), hypoparathyroidism (filed with the EPO and in the United States, Brazil, Canada, Hong Kong, Israel and Japan; the applications in Japan, Brazil and Israel have matured into patents and bone fractures and related conditions (filed with the EPO and in the United States, Canada and Hong Kong). Any patents that issue from these patent applications are expected to expire in February 2036, assuming all annuity and maintenance payments are paid thereon, and while not considering patent term extension when applicable.

Seven international PCT patent applications were filed in February 2023, which we believe, if issued as patents containing substantially the same claims as those in the applications, would cover new discoveries for the oral delivery of large molecules. Any patents that issue from these patent applications are expected to expire in February 2043, assuming all annuity and maintenance payments are paid thereon and while not considering patent term extension when applicable.

Two U.S. provisional patent applications have been filed in August 2023, which, if issued as patents containing substantially the same claims as those in the applications, we believe would cover additional new discoveries for the oral delivery of large molecules. Any patents that issue from these patent applications are expected to expire in August 2043, assuming all annuity and maintenance payments are paid thereon and while not considering patent term extension when applicable.

Two U.S. provisional patent applications have been filed in November 2023, which, if issued as patents containing substantially the same claims as those in the applications, we believe would cover features uncovered during the clinical studies conducted with EB613. Any patents that issue from these patent applications are expected to expire in November 2043, assuming all annuity and maintenance payments are paid thereon and while not considering patent term extension when applicable.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the useful patent term lost, if any, during the FDA regulatory review process. However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA. The patent term extension period is generally one-half the time between the effective date of the IND and the submission date of the NDA for the product, plus the time between the submission date of the NDA and the approval of the application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. Only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However, the length of any extension, if granted, could be less than we request.

Trade Secrets

In addition to patent rights, we also rely on unpatented trade secrets and know-how to protect our proprietary technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, members of our board of directors (the “Board”), technical review board and other advisors upon their engagement. These agreements generally provide that all confidential information developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific limited circumstances. We also generally require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants, and contractors, the agreements also generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that we have entered into agreements with all applicable parties, that all persons who we desire to sign such agreements will sign, or if they do, that such agreements will not be breached, that we would have adequate remedies for any breach, or that our unpatented trade secrets or know-how will not otherwise become known or be independently developed by competitors. Additionally, to the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and a more comprehensive discussion of risks related to our intellectual property, see “Item 1A.-Risk Factors-Risks Related to Our Intellectual Property.”

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

Competition

The medical and pharmaceutical industries in which we operate are highly competitive and subject to rapid and significant technological change and changes in practice. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology, and generic drug companies and academic and government institutions. We believe that the key competitive factors that will affect the development and commercial success of our oral PTH product candidates for osteoporosis, hypoparathyroidism and any other product candidates that we develop, are the efficacy, safety and tolerability profile, convenience in dosing, product labeling, price and availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories.

We expect that, if approved, our oral PTH product candidates for osteoporosis, hypoparathyroidism and other product candidates that we develop, would compete with a number of existing products. Furthermore, we believe that we face competition in relation to our oral drug delivery platform, N-Tab™, as we believe that other non-invasive medical drug delivery technologies, including alternative oral delivery systems as well as transdermal patches, are being developed by other parties. Many of our potential competitors have substantially greater financial, technical, commercial and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of product candidates, and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining FDA approval for product candidates and achieving widespread market acceptance. See “Item 1A.-Risk Factors-Risks Related to Commercialization of Our Product Candidates.”

The Israeli Innovation Authority (IIA) Grants

We have received grants of approximately $0.5 million from the IIA to partially fund our research and development. The grants are subject to certain requirements and restrictions under Encouragement of Industrial Research, Development and Technological Innovation in Industry Law 5744-1984 and the IIA regulations, which we refer to collectively as the “Research Law”. In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants, including EB613, EB612 and any other oral PTH product candidates we may develop. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated, and the royalty liability may increase (up to three times the amount of the grant amount and the interest) if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. As of December 31, 2023, the total royalty amount that would be payable by the Company to the IIA, before interest and payments as described above, is approximately $460 thousand. As of December 31, 2023, we had paid royalties to the IIA in the amount of $83,000 related to a collaboration agreement and other material transfer agreements (“MTAs”). As of December 31, 2023, we owed $13,000 to the IIA, which was paid in February 2024.

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

Manufacturing

We do not own or operate facilities for large scale product manufacturing, storage and distribution, or testing, nor do we expect to in the future. Our current facility is limited to small-mid scale manufacturing, storage and distribution of materials and oral drug formulations for clinical studies. Our facility has ISO:9001:2015 quality management systems accreditation from The Standards Institution of Israel for the production and development of functional excipients and oral drug formulations to be used in clinical trials. The facility includes a dedicated Class D clean room for tablet production and a dedicated chemical synthesis room designed to meet ISO 8 specifications.

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

Preclinical Studies and Investigational New Drug Application

Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as animal studies to evaluate the potential for efficacy and toxicity. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an Investigational New Drug (“IND”) application. Some preclinical tests may continue even after submission of the IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research volunteers will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin.

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

In some cases, the FDA may approve an NDA or a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA or BLA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional data from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Compliance with Current Good Manufacturing Practice Requirements

Before approving an NDA or a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and able to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

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

Review and Approval of a New Drug Application and Biologics License Application

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of an NDA or a BLA requesting approval to market the product. The NDA or BLA also must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee.

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

Under the FDCA and the PHSA, the FDA may approve an NDA or a BLA if it determines that the product is safe, pure and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent.

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

The Hatch-Waxman Act added Section 505(b)(2) to the FDCA, allowing a company to submit an NDA application that relies on clinical trial data not conducted by or for the application, such as previously published scientific literature and prior FDA findings of safety and efficacy of another company’s drug. An NDA application under Section 505(b)(2) is typically used when the applicant product modifies or improves a predicate drug leading to a new drug product. Because an application under Section 505(b)(2) can rely on prior clinical trial data and published scientific literature, FDA approval is generally quicker than a normal NDA application. However, an application under Section 505(b)(2) can also be delayed if the predicate drug is still under patent or exclusivity protections.

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

Regulation and Marketing Authorization in the European Union

The EMA is the scientific agency of the European Union, or the EU, that coordinates the evaluation and monitoring of new and approved medicinal products such as drugs and biologics. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors.

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

Clinical Trial Approval

Requirements for the conduct of clinical trials in the EU including cGCP, are implemented in the current Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority in which a trial is planned to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

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

Regulatory Data Protection

EU legislation also provides for a system of regulatory data and market exclusivity. Upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar (abbreviated) application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, pre-clinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of 10 years of orphan market exclusivity (see also “Government Regulation and Product Approval-Regulation and Marketing Authorization in the European Union-Orphan Drug Designation and Exclusivity”). Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five-year supplementary protection certificates, or SPCs. Such SPCs extend the rights under the basic patent for the drug.

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

Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients (“APIs”) in accordance with good manufacturing practice standards. EU regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU. Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

Clinical Testing in Israel

In order to conduct clinical trials on humans in Israel, prior authorization must be obtained from the medical director of the institution (i.e., the Director of Hospital) in which the clinical trials are scheduled to be conducted. All clinical trials must first be approved by the Institutional Review Board / Independent Ethics Committee which may request additional prior approval from the Israeli Ministry of Health (IMOH), as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), 5740-1980, as amended from time to time. Pursuant to the Israeli Public Health Regulations, such authorization generally cannot be granted unless, among other things, the relevant institutions ethics committee has provided its prior approval of the testing and that the trial complies with the standards set forth by the Declaration of Helsinki.

The Institutional Review Board / Independent Ethics Committee and IMOH prioritizes the safety, rights and the wellbeing of the participants are addressed, as well as among other things, evaluating the anticipated benefits that are likely to be derived from the project to determine if it justifies the risks and inconvenience to be inflicted on the participating human subjects. The institution may also conduct audits to insure that all international GCP and IMOH guidelines are being adhered to in order to maintain the proper conduct and accuracy of the information gathered in the course of the clinical testing.

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

•
the Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians. All such reported information is publicly available;

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect that it will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. The Affordable Care Act was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs subject to the Medicaid Drug Rebate Program, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027, unless additional Congressional action is taken; however, pursuant to the CARES Act, and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

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

Employees

As of December 31, 2023, we had a total of 19 employees, of whom 17 are full-time employees all based in Israel (including our Chief Executive Officer and Chief Operating Officer), and one part-time consultant based in Israel who serves as our Chief Financial Officer. In addition, we employ a number of specialized outside advisors and expert consultants based in the United States, the United Kingdom and Europe, including our Chief Medical Officer, key clinical advisors and our regulatory team. The distribution of our full-time employees according to main areas of activity is set forth in the following table:

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

Facilities

For more information regarding our facilities, see “Item 2—Properties” contained in this Annual Report.

Legal Proceedings

For more information regarding legal proceedings, see “Item 3—Legal Proceedings” contained in this Annual Report.

Additional Information

Our website is at www.enterabio.com. We make available, free of charge, on our “Investor Relations” section under the heading “SEC Filings”, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is included in this report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

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

Any investment in our securities involves a high degree of risk. You should consider carefully the following factors and all other information contained in this Annual Report before you make a decision to invest in our Ordinary Shares. If any of the negative events referred to below occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. In any such case, the trading price of our Ordinary Shares could decline, and you could lose all or part of your investment.

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

•	Healthcare legislative changes may harm our business and future prospects;

•	We are subject to manufacturing risks that could substantially increase our costs and limit supply of our products;

•	We are highly dependent upon our ability to raise additional capital or enter into agreements with collaborators to develop, commercialize and market our products;

•	We may fail to establish, maintain, defend and enforce intellectual property rights with respect to our technology;

•	The price of our Ordinary Shares may be volatile, and holders of our Ordinary Shares could lose all or part of their investment;

•	Your rights and responsibilities as our shareholder will be governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations; and

•
Security, political and economic instability in the Middle East may harm our business, including the duration and intensity of the ongoing Israel-Hamas War and its impact on our operations and workforce.

Risks Related to Our Financial Position

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $8.9 Million in 2023 and $13.1 million in 2022. As of December 31, 2023 we had an accumulated deficit of $104.4 million. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and potentially seek regulatory approval for, EB613 and EB612 and potentially develop future product candidates, including our GLP-2 and OXM candidates with OPKO. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2025. This assumes capital required to fund our ongoing operations, including R&D and the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. This does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis. Delays in securing additional capital or entering into strategic collaborations to capitalize the EB613 Phase 3 program will result in delays in this program. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development and potential commercialization of EB613 or any other product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.

Based on its assessment, management has raised substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited consolidated financial statements. As of March 1, 2024, we had cash and cash equivalents of approximately $9.8 million. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2025. This assumes capital required to fund our ongoing operations, including R&D, the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. This does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Our ability to continue as a going concern will depend on our ability to obtain additional financing. The Company constantly evaluates options with respect to various financing alternatives including public or private equity offerings, debt financings and strategic collaborations to finance future clinical trials, including the Phase 3 pivotal study for EB613 in osteoporosis, research and development activities and general and administrative expenses. A going concern opinion could impair our ability to finance our operations through public or private equity offerings, or debt financings, or a combination of one or more of these funding sources. Any additional equity or debt financing could be extremely dilutive to our current shareholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to delay, terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business, including our ability to conduct studies and develop our product candidates, would be jeopardized and we may not be able to continue operations.

Due to our limited resources and access to capital, we must and have in the past decided to prioritize development of certain product candidates; these decisions may prove to have been wrong and may adversely affect our current and any potential future revenues.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each product candidate. As such, we are currently focused on the development of five differentiated, first-in-class oral peptide programs, expected to enter the into various stages of clinical development by 2025, including two programs under the collaboration agreement with OPKO. Our most advanced programs are EB613 and EB612 for the treatment of osteoporosis and hypoparathyroidism, respectively. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular compounds, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our current or potential decisions to delay, terminate or collaborate with third parties with respect to certain product development programs may also be sub-optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently advancing our most advanced product candidate, EB613, through clinical development. Developing therapeutics, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to complete research and development, clinical trials, file with the regulatory agencies, including the FDA and EMA, secure commercial manufacturing supply for and commercialize our product candidates. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

We expect that we would need to raise additional funds to support the execution of our long-term growth strategy, including for a potential Phase 3 trial of EB613, additional non-clinical and clinical studies for EB612, and further development of our N-Tab™ technology platform and pre-clinical product candidates. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of financing we will require to complete research and development and to commercialize our product candidates. The amount and timing of our funding requirements will depend on many factors, including but not limited to:

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

•	our need and ability to hire additional management, scientific, and medical personnel;

•	the effect of competing products that may limit market penetration of our product candidates;

•	the amount and timing of revenues, if any, we receive from commercial sales of any product candidates for which we receive marketing approval in the future; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems to support our current operations as a public company.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations through the second quarter of 2025. This assumes capital required to fund our ongoing operations, including R&D, the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. This does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis. Delays in securing additional capital or entering into strategic collaborations to capitalize the EB613 Phase 3 program will result in delays in this program. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional consultants and personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to obtain regulatory approval for any of our product candidates. Accordingly, we continue to require substantial additional capital. In order to fund our future capital needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, including strategic partnerships, or both, in order to continue operations. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay the initiation of core activities, curtail or cease operations.

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

We began operations in 2010. Our operations to date have been limited to financing and staffing our company, developing our drug delivery technology, N-Tab™, and early clinical development of our product candidates. We have not yet demonstrated an ability successfully to complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer a non-accelerated filer.

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

As a non-accelerated filer, we have been able to take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC thereunder. We cannot predict or estimate the amount of additional costs we may incur as a result of no longer being a non-accelerated filer or the timing of such costs.

Our Ordinary Shares are listed on Nasdaq. As a public company listed on Nasdaq, we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards, in the United States or Israel, relating to corporate governance and public disclosure and other matters, may be implemented in the future, which may increase our legal and financial compliance costs, make some activities more time consuming and divert management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Furthermore, because we are a publicly traded company in the United States and subject to U.S. rules and regulations, it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors may also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our Audit Committee, and qualified executive officers.

Risks Related to Our Business and the Development of Our Product Candidates

All of our product candidates are in preclinical or clinical development and we have not yet successfully completed the development of any product candidates.

We are a clinical-stage company focused on the development of orally delivered peptide and protein therapeutics to treat unmet medical needs. We commenced operations in 2010 and have a limited operating history. Since inception, we have devoted substantially all of our resources to the development of our N-Tab™ Technology platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any revenues from any product sales. If any of our current or future product candidates fails in clinical trials or preclinical development, or does not gain regulatory approval, or if our product candidates following regulatory approval, if any, do not achieve market acceptance, we may never become profitable or sustain profitability.

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

•
building and maintaining appropriate research and development, clinical, regulatory, sales, manufacturing, financial reporting, distribution, and marketing capabilities on our own or through third parties;

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

We may not be successful in our efforts to use and expand our drug delivery technology, N-Tab™ , to other product candidates.

An element of our strategy is to combine our N-Tab™ technology platform with a variety of peptides and therapeutic proteins to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases. We intend to use N-Tab™ technology in combination with known APIs, to validate our platform and potentially minimize risk and development timelines.

Our initial product candidates combine our oral drug delivery technology, N-Tab™, with PTH, a hormone that has been used in injectable form for many years for the treatment of osteoporosis and hypoparathyroidism. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize our oral PTH product candidates in a timely manner. If we are unable to validate N-Tab™ technology with our PTH product candidates, in particular our lead candidate EB613, we may be unsuccessful in leveraging our N-Tab™ technology for use with other APIs. In addition, we have modified the formulation of oral PTH to develop new formulations for applications in hypoparathyroidism and other indications. If we are not successful in optimizing the formation of our PTH product candidates for additional indications, or if we are not otherwise able to obtain regulatory approval for them or successfully commercialize them, our business and prospects may be severely limited.

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

We are highly dependent on the biopharmaceutical research and development, clinical, regulatory, CMC and strategic expertise of our core executive team and key advisors across these domains, including Miranda Toledano, our Chief Executive Officer, Hillel Galitzer, our Chief Operating Officer and Gregory Bushtein, our Head of Research and Development. Our success depends upon the continued contributions of these senior executives, employees and advisors, many of whom have substantial scientific and technical experience with, and have been instrumental to our regulatory, clinical development and technology platform. Furthermore, recruiting and retaining new executive talent and qualified scientific personnel to perform future research and clinical development work will be critical to our success. Competition for skilled personnel is intense and turnover rates are high, and our ability to attract and retain qualified personnel may be limited. The loss or unavailability of the services of any of our key employees and consultants for any significant period of time or our inability to attract and retain qualified skilled personnel could have a material adverse effect on our business, technology, prospects, financial condition and results of operations. We do not maintain “key man” life insurance policies for any of our employees.

We expect to grow our organization to supplement and expand our senior management, clinical development and regulatory capabilities and marketing infrastructure, and we may experience difficulties in managing these changes and this growth, which could disrupt our operations.

As our strategic, clinical development and R&D plans evolve, we expect to supplement and expand our employee base, for clinical development, regulatory, operational, business development, financial and other capabilities and with senior managers who are either based in the United States or who have significant U.S. public company experience. These changes may result in significant shifting of responsibilities or replacement of key personnel. The need to identify, recruit, maintain, motivate and integrate additional employees and senior members of management, including senior executives, is expected to impose significant responsibilities on our senior executives and may divert a disproportionate amount of their attention away from our day-to-day activities. The addition of such employees and managers may have an impact on the decisions that we make over time.

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

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets or other devices. Despite our efforts, such as to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

To date, we have regularly engaged consultants to assess our internal cybersecurity programs and compliance, and, in connection with such assessment, have implemented various cybersecurity defense measures we believe are appropriate. However, we may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our Ordinary Shares. There can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information or the illegal transfer of funds to unknown persons, which could result in financial, legal, business or reputational harm, and may harm our relationships with third parties.

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

In the ordinary course of our business, we may collect, process, use, store or transfer sensitive data in our data centers and on our networks, including intellectual property, proprietary business information (both ours and that of our customers, suppliers and business partners) and personally identifiable information, including in connection with conducting clinical trials. We are subject to strict data privacy laws and regulations in the United States, the United Kingdom, the EU, Israel and other jurisdictions in which we operate, as well as contractual obligations, governing the collection, transmission, storage and use of personal information. The legislative and regulatory landscape for data privacy and protection continues to evolve around the world and are increasingly rigorous, with new and constantly changing requirements applicable to our business, including HIPAA, the EU General Data Protection Regulation ((EU) 2016/679), or the GDPR, the Israeli Privacy Protection Law, 5741-1981, and other laws and regulations governing the collection, use, disclosure and transmission of data. The enforcement practices of these laws and regulations are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.

For example, in the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, or the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would likely become subject if it is enacted.

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

During 2023, record levels of inflation resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue if there is a period of sustained heightened inflation. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, raw materials costs, manufacturing costs, freight costs and R&D costs. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, which has spurred rising energy costs and exacerbated disruptions to the global supply chain caused by the COVID-19 pandemic and the government and societal responses to the pandemic. Supply chain disruptions could continue to result in delays in our R&D and clinical initiatives. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate, which could increase our operating costs and adversely affect our results of operations, and cash flows. The duration and extent of such macroeconomic developments are uncertain and we cannot accurately predict whether we will be able to effectively and timely mitigate their impact on our business.

Risks Related to Regulatory Approval of Our Product Candidates

Clinical drug development is expensive, time consuming and uncertain. Development programs are subject to regulatory requirements, unanticipated delays and we may ultimately not be able to obtain regulatory approvals for the commercialization of our product candidates.

Our most advanced product candidates are orally delivered tablet formulations of the synthetic form of the first 34 amino acids of human PTH, teriparatide. We are developing EB613 to treat osteoporosis and EB612 to treat hypoparathyroidism. These product candidates have not yet reached late-stage clinical development and are subject to the risks of failure inherent in regulatory assessments and drug development. The clinical development, manufacturing, quality assurance, labeling, storage, record-keeping, advertising, promotion, pharmacovigilance, import, export, marketing and distribution of our product candidates is subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. We are not permitted to market our product candidates in the United States until we receive approval of an NDA or a BLA from the FDA or in any other country until we receive marketing approval from the applicable regulatory authorities in such countries. We have not yet submitted a marketing application, or received marketing approval, for any of our product candidates and have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the regulatory agencies have substantial discretion in the approval process for products, including the ability to delay, limit or deny approval of a product candidate for many reasons. Obtaining approval of an NDA, a BLA, or any other marketing application can be a lengthy, expensive and uncertain process. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

•	the FDA may require development of a REMS as a condition of approval; and

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

EB613 completed a six-month placebo-controlled Phase 2 double-blind, dose-ranging trial in 2021. In December 2021, we held an end-of-Phase 2 meeting with the FDA to review the six-month phase 2 results and a proposed Head-to-Head Non-Inferiority Phase 3 study protocol vs. Forteo®, our nonclinical and clinical development plan and the use of BMD, rather than fracture incidence, as the primary endpoint to support an NDA. Following our End of Phase 2 Meeting with the FDA and pursuant to the FDA’s concern that a Head-to-Head study phase 3 design may not be favorable to support an NDA for EB613, we redesigned the pivotal phase 3 study for EB613 based on the FDA’s suggestion to explore a placebo-controlled trial. A Type C meeting with the FDA in relation to Entera’s proposed Phase 3 registrational study was held in the second half of 2022 and in October 2022, the Company concluded its Type C meeting and the FDA agreed that a single Phase 3 placebo-controlled study could support an NDA submission of EB613 (oral hPTH (1-34), teriparatide tablets). The FDA also agreed that Total BMD could serve as the primary endpoint of the registrational study in post-menopausal osteoporosis patients. In February 2023, we announced that a Type D meeting protocol review had been accepted by the FDA. The objective of the Type D meeting review was to confirm that the protocol fully meets FDA’s expectations, including the analysis of the primary endpoint and the population PK evaluations, ahead of potential initiation of the Phase 3 study. On April 3, 2023, we reported that the FDA would not be opposed to Entera initiating the Phase 3 study under the proposed FNIH BQP pathway and that the Company’s proposed PK sampling scheme seemed reasonable. On the same day, we announced that we plan to continue our dialogue with the FDA and await the final qualification of the FNIH-BQP criteria and their guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613.

In addition, with respect to EB612, we have since developed what we believe could be an improved formulation of EB612 based on new intellectual property, tailored to optimize its PK profile and the potential for reduced daily dosing. We initiated a PK study in May 2023, which is testing various potential drug candidates based on our new platform, including several which could be developed for the treatment of hypoparathyroidism. We are also collaborating on an undisclosed peptide for this indication using our N-Tab™ Technology.

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

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining institutional review board or ethics committee approval to conduct a clinical trial at a prospective site;

•	the FDA, EMA or other regulatory authority may require changes to any of our trial designs, our pre-clinical strategy or our manufacturing plans;

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, including the Physician Payments Sunshine Act, we are required to report some of these relationships to the FDA and other regulatory authorities. The FDA and other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the investigator’s conduct of the trial. The FDA and other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and other regulatory authorities and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

Healthcare costs have risen significantly over the past decade. Globally, governments are becoming increasingly aggressive in imposing health care cost-containment measures. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for the products that we are developing, or the amounts of reimbursement available for these products from governmental agencies or third-party payors. These limitations could in turn reduce the revenue that we will be able to generate in the future from sales of our products and licenses of our technology.

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

In March 2010,the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA, among other things, increased rebates a manufacturer must pay to the Medicaid program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 75% point-of-sale discounts on products covered under Part D and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Further, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were enacted, which may affect our business practices with health care practitioners. The ACA appears likely to continue the pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In 2011, the U.S. Congress enacted the Budget Control Act of 2011, or the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 absent additional congressional action. However, pursuant to the CARES Act, and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

There have been changes and modifications to certain aspects of the ACA, and we expect such changes and modifications to continue. In 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In July 2018, CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation, regarding the method CMS uses to determine this risk adjustment.. Changes and modifications to the ACA are likely to continue, with unpredictable and uncertain results.

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

On November 20, 2020, the HHS Office of Inspector General finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, the HHS Office of Inspector General added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others, yet removed safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. This rule (with exceptions) became effective on January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business. CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. Any adopted health reform measure could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

•
the federal Physician Self-Referral Law, or “Stark Law”, prohibits, among other things, a physician (defined to include a doctor of medicine or osteopathy, a doctor of dental surgery or dental medicine, a doctor of podiatric medicine, a doctor of optometry, or a chiropractor) from referring Medicare and Medicaid patients to certain types of entities with which the physician or any of the physician’s immediate family members have a financial relationship, unless an exception to the law’s prohibition is met. In addition, the government may assert that a claim including items or services resulting from a violation of the Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•
the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other “transfers of value” made to physicians. All such reported information is publicly available;

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

Our primary innovation is our development of an oral drug delivery technology, N-Tab™, for peptides, therapeutic protein replacement therapies in small tablet form. If another company develops an alternative technology for oral delivery of such molecules in small tablet form that is equal to or better than our technology, we may be unable to compete.

The osteoporosis market is already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of osteoporosis. We anticipate that our product candidate EB613, if approved, will compete with other osteoanabolic drugs such as daily subcutaneous Forteo®, generic teriparatide daily subcutaneous injections, daily subcutaneous injectable Tymlos® and EVENITY® which requires monthly injections, and the rest of the pharmacological treatments for osteoporosis which include anti-resorptive agents such as the bisphosphonates and Prolia®. Many of these products are available on a generic basis, and EB613 may not demonstrate sufficient additional clinical benefits to physicians and patients or be priced adequately to support reimbursement. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Furthermore, our competitors in this market are large pharmaceutical companies and the alternatives have been on the market for many years and have widespread market acceptance.

Ascendis Pharma developed a long-acting, oral prodrug formulation of PTH for the treatment of hypoparathyroidism, which was approved in the European Union in November 2023 and has a PDUFA date of May 14, 2024 from the FDA. We believe that our key competitors in hypoparathyroidism treatment include TransCon™ PTH and eneboparotide, a peptide in Phase 3 development, both of which require daily subcutaneous injections. If we obtain regulatory approval for EB612, it may compete with TransCon™ PTH and eneboparotide which by that time may have been marketed for several years and may have wide-spread market acceptance that may be difficult to overcome. Moreover, although we have obtained orphan drug designation for EB612 for the treatment of hypoparathyroidism, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

•
The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, outbreaks of an infectious disease such as the duration and intensity of the ongoing Israel-Hamas War, other geopolitical tensions such as the ongoing conflict between Russia and Ukraine, and numerous other factors.

•
We and our contract manufacturing organizations, or CMOs, must comply with applicable cGMP regulations and guidelines. We and our CMOs may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our CMOs are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our product candidates and/or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

Alternatively, we may consider entering into a collaboration to commercialize our oral PTH candidates globally or in selected regions. Any such collaborator could be responsible for, or substantially support, late stage clinical trials of our oral PTH product candidates, as well as regulatory approvals and registrations. These arrangements are typically complex and time consuming to negotiate. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed and sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

The successful commercialization of our product candidates, if approved, will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new technologies and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of such challenges to prices and increasing levels of evidence of the benefits and clinical outcomes required of new technologies, we cannot be sure that coverage will be available for our oral peptide candidates, if approved, or any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain adequate levels of coverage and reimbursement for our product candidates, their marketability will be negatively and materially impacted.

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

•
The Israel-Hamas War may cause us to fail to meet contractually obligated deadlines with our collaboration partners or otherwise strain our relationships with current collaborators or other business partners.

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

We expect to continue to depend on independent clinical investigators and CROs to conduct our clinical trials. CROs may also assist us in the collection and analysis of data. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and can cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA and other regulatory authorities require that we comply with standards and GCP requirements for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Failure of clinical investigators or CROs to meet their obligations to us or comply with GCP procedures could adversely affect the clinical development of our product candidates and harm our business.

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

We anticipate continuing our engagement of third parties to provide our clinical supply as we advance our product candidates into and through clinical development. We expect in the future to use third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacture. We plan to enter into long-term supply agreements with several manufacturers for commercial supplies. We may be unable to reach agreement on satisfactory terms with contract manufacturers to manufacture our product candidates. Additionally, the facilities to manufacture our product candidates must be the subject of a satisfactory inspection before the FDA, the EMA or other regulatory authorities approve an NDA or grant a marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturers for compliance with the FDA’s and EMA’s requirements for the manufacture of our finished products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMPs. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA, European Commission and other regulatory authorities’ cGMP requirements, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved, and may subject us to recalls or enforcement action for products already on the market.

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

Any of these factors could cause the delay of approval or commercialization of our product candidates, cause us to incur higher costs, or prevent us from commercializing our product candidates successfully. Furthermore, if any of our product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA, the EMA or any other relevant regulatory authorities.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. Our product candidates utilize our proprietary technology and know-how relating to the oral delivery of large molecules for the treatment of certain conditions with oral PTH and other targeted peptides. We seek to protect our proprietary position by filing patent applications in the United States and certain foreign jurisdictions relating to our product candidates and technologies that are important to our business. This process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we do not adequately obtain, maintain, protect and enforce our proprietary rights in our technologies, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our business and our ability to achieve profitability.

We have limited patent protection with respect to our product candidates and technologies. We have been issued a patent with claims generally directed to compositions comprising a protein, an absorption enhancer and a protease inhibitor, as well as methods for oral administration of a protein with an enzymatic activity in each of the United States, Australia, Canada, Japan, New Zealand, China, Israel and Russia. Related patent applications are pending in the United States, the EU, Hong Kong, Brazil and India. We have also filed patent applications derived from six patent families in various jurisdictions that currently contain claims directed to oral administration technologies, including compositions and drug delivery devices utilizing an absorption enhancer and methods of treating osteoporosis, hypoparathyroidism and bone fractures and related conditions with orally administered parathyroid hormone. Certain of these patent applications have already matured into patents in the United States, Israel, India, China, Canada, New Zealand, Brazil and Japan. Other applications are in prosecution. We have also recently filed seven additional international patent applications (patent families) with claims pertaining to a novel oral delivery platform, with claims directed at compositions comprising a protein, an absorption enhancer and an alkaline polymer, and methods of oral administration these compositions. We cannot be certain that patents will be issued or granted with respect to any of our pending or future patent applications, or that issued or granted patents will not later be found to be invalid or unenforceable. The patent position of pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably, and can change. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in pharmaceutical or biotechnology patents. Even if our pending patent applications issue as patents, such patents may not cover our product candidates in the United States or in other countries. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide us with a competitive advantage.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing technology and products similar or identical to ours, or limit the duration of the patent protection covering our technology and product candidates. In addition, patents have a limited lifespan. In the United States and most foreign jurisdictions, the natural expiration of a patent is generally 20 years after its effective filing date. Various extensions may be available; however, the life of a patent and the protection it affords is limited. For example, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the useful patent term lost, if any, during the FDA regulatory review process. However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not be granted an extension because we may fail to satisfy applicable requirements and even if we are granted an extension, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, if we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. Even if patents covering our product candidates are obtained, once such patents expire, we may be vulnerable to competition from similar or generic products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, we cannot provide any assurance that any of our issued patents or any patents that may be issued to us in the future will provide sufficient protections for our technology or product candidates, in whole or in part, or will effectively prevent competitors from commercializing similar or identical technologies and products.

Our issued patents may not be sufficient to provide us with a competitive advantage. For example, competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. We may also grant licenses under our intellectual property that may limit our ability to exploit such intellectual property. For example, we are party to the Patent Transfer Agreement with Oramed, pursuant to which we have granted Oramed an exclusive, worldwide, royalty-free, irrevocable and perpetual license, with the right to sublicense, under certain of our patent rights to develop, manufacture and commercialize covered products or otherwise exploit such patent rights in the fields of diabetes and influenza and we have agreed not to, directly or indirectly, engage in any activities within the fields of diabetes and influenza. Even if such agreement were to be terminated, Oramed would retain its exclusive license under such patent rights.

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

We are currently in the process of registering the trademark N-Tab™ for our oral drug delivery platform technology, globally. In the future, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential collaborators or customers in our markets of interest. Any unauthorized use of these trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Our Ordinary Shares

The price of our Ordinary Shares may be volatile, and holders of our Ordinary Shares could lose all or part of their investment.

The price of securities for publicly traded emerging biopharmaceutical and drug discovery and development companies has been highly volatile and is likely to remain highly volatile in the future. The market price of our Ordinary Shares on Nasdaq may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	our clinical trial results and the timing of the release of such results;

•	the amount of our cash resources and our ability to obtain additional funding;

•	the announcement of research activities, business developments, technological innovations or new products, or acquisitions or expansion plans by us or our competitors;

•	the success or failure of our research and development projects or those of our competitors;

•	our entering into or terminating strategic relationships;

•	changes in laws or government regulation;

•	actual or anticipated fluctuations in our and our competitors’ results of operations and financial condition;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products and plans for clinical development;

•	the departure of our key personnel;

•	disputes related to intellectual property and proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	our sale, or the sale by our significant shareholders, of Ordinary Shares or other securities in the future;

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	market conditions in our industry and changes in estimates of the future size and growth rate of our markets;

•	market acceptance of our products;

•	the mix of products that we sell and related services that we provide;

•	the success or failure of our licensees to develop, obtain approval for and commercialize our licensed products, for which we are entitled to contingent payments and royalties;

•
the publication of the results of preclinical or clinical trials for EB613, EB612 or any other oral peptide product candidates we may develop, including the oral GLP-2 and OXM programs we are developing with OPKO;

•	the failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	variances in our financial performance from the expectations of market analysts;

•	the limited trading volume of our Ordinary Shares; and

•
general economic and market conditions, including factors unrelated to our industry or operating performance, such as the duration and intensity of the ongoing Israel-Hamas War, and other geopolitical tensions.

In addition, the stock market in general has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors may materially affect the market price of companies’ stocks, including ours, regardless of actual operating performance.

We do not know whether a market for our Ordinary Shares will be sustained and as a result, it may be difficult for holders of our Ordinary Shares to sell their securities.

Although our Ordinary Shares are listed on Nasdaq, an active trading market for our Ordinary Shares may not be sustained. The lack of an active market may impair the ability of holders of our Ordinary Shares to sell their Ordinary Shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the value of our Ordinary Shares and may cause the trading price of our Ordinary Shares to be more volatile. An inactive market may also impair our ability to raise capital by selling Ordinary Shares and may impair our ability to acquire other companies by using our Ordinary Shares as consideration.

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

Sales of our Ordinary Shares in the public market could lower the market price of our Ordinary Shares. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Most of our outstanding Ordinary Shares are not restricted from resale. In the event of a sale of Ordinary Shares offered by selling shareholders, the price of our Ordinary Shares could decline, and such decline could be material.

The market price of our Ordinary Shares could be negatively affected by future sales of our securities.

If our shareholders, particularly our directors or our executive officers and their affiliates, sell substantial amounts of Ordinary Shares in the public market, or if there is a public perception that these sales may occur in the future, the market price of our Ordinary Shares may decline. The perception in the public market that our shareholders might sell our Ordinary Shares could also depress the market price of our Ordinary Shares and could impair our future ability to obtain capital, especially through an offering of equity securities. In addition, our sale of additional Ordinary Shares or other similar securities in order to raise capital might have a similar negative impact on the share price of our Ordinary Shares. A decline in the price of our Ordinary Shares may impede our ability to raise capital through the issuance of additional Ordinary Shares or other equity securities, and may cause holders of our Ordinary Shares to lose part or all of their investment.

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

There is a risk that we may be treated as a passive foreign investment company, or PFIC, for any taxable year. The application of the PFIC rules to a company like us is subject to uncertainties, and for the reasons described below, we cannot express a view as to whether we will be a PFIC for the current or any future taxable year. In general, a non-U.S. corporation is a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income, or the income test, or (ii) 50% or more of the average value of its assets consists of assets (generally determined on a quarterly basis) that produce, or are held for the production of, passive income, or the assets test. Generally, passive income includes interest, dividends, rents, royalties and certain gains, and cash is generally treated as a passive asset that produces passive income for PFIC purposes. The assets shown on our balance sheet consist, and are expected to continue to consist, primarily of cash and cash equivalents for the foreseeable future. Therefore, whether we will satisfy the assets test for the current or any future taxable year will depend largely on the quarterly value of our goodwill and on how quickly we utilize our cash in our business. Because (i) the value of our goodwill may be determined by reference to the market price of our Ordinary Shares, which has been, and may continue to be volatile given the nature and early stage of our business, (ii) we hold, and expect to continue to hold, a significant amount of cash, and (iii) a company’s annual PFIC status can be determined only after the end of each taxable year, we cannot express a view as to whether we will be a PFIC for the current or any future taxable year. In addition, it is not clear how to apply the income test to a company like us, which is still developing its key intangible assets and whose overall losses from research activities significantly exceed the amount of its income (including passive income). If our losses from research and development activities are disregarded for purposes of the income test, we may be a PFIC for any taxable year if 75% or more of our gross income (as determined for U.S. federal income tax purposes) for the relevant year is from interest and financial investments. Because the revenue shown on our financial statements is not calculated based on U.S. tax principles, and because for any taxable year we may not have sufficient (or any) non-passive revenue, there is a risk that we may be or become a PFIC under the income test for any taxable year. If we were a PFIC for any taxable year during which a U.S. investor owned our Ordinary Shares , such U.S. shareholder generally will be subject to certain adverse U.S. federal income tax consequences, including increased tax liability on gains from dispositions of the Ordinary Shares and certain distributions and a requirement to file annual reports with the Internal Revenue Service. U.S. investors should consult with their tax advisers regarding the application of the PFIC rules as they may relate to an investment in our company.

We are a smaller reporting company and non-accelerated filer, and our compliance with the reduced reporting and disclosure requirements applicable to smaller reporting companies and non-accelerated filers could make our Ordinary Shares less attractive to investors and may make it more difficult to raise capital as and when we need it.

We qualify as a “smaller reporting company,” and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we qualify as a “non-accelerated filer,” and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not non-accelerated filers, including the auditor attestation requirements of Section 404.

We cannot predict whether investors will find our Ordinary Shares less attractive as a result of our reliance on these exemptions. If some investors find our Ordinary Shares less attractive as a result, there may be a less active trading market for our Ordinary Shares and our stock price may be more volatile.

Additionally, because of the exemptions from various reporting requirements provided to us a smaller reporting company and non-accelerated filer, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reporting is not as transparent as the reporting of other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

On March 23, 2023, Nasdaq notified us that we had regained compliance with the minimum bid price requirement given that the closing bid price for our Ordinary Shares had been at or above $1.00 for 14 consecutive trading days, from March 3, 2023 through March 22, 2023.

On June 29, 2023, the Company received an additional notice (the “Additional Notice”) from Nasdaq, stating that the Company’s Ordinary Shares fail to comply with the minimum bid price requirement based upon the closing bid price of the ordinary shares for the 30 consecutive business days prior to the date of the Additional Notice. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days to regain compliance with the minimum bid price requirement. On December 27, 2023, we received an extension of 180 calendar days, or until June 24, 2024, from Nasdaq, to regain compliance with the minimum bid price requirement. On March 1, 2024, Nasdaq notified us that we had regained compliance with the minimum bid price requirement given that the closing bid price for our Ordinary Shares had been at or above $1.00 for 10 consecutive trading days, from February 15, 2024 through February 29, 2024.

However, there can be no assurance that we will maintain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

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

We are required to disclose changes made in our internal controls and procedures and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Our research and development efforts have been financed, in part, through the grants that we have received from the IIA. Pursuant to these grants, we must comply with the requirements of the Research Law. Until the grants are repaid with interest, royalties are payable to the IIA in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants, including EB612, EB613 and any other oral PTH product candidates we may develop. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

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

These restrictions may impair our ability to sell our technology assets or to perform or outsource manufacturing outside of Israel, engage in change of control transactions or otherwise transfer our know-how outside of Israel and may require us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an interested party, as defined in the Israeli Securities Law, 5728-1968, as amended, requires written notice to the IIA, and our failure to comply with this requirement could result in monetary fines. Such non-Israeli interested parties, which include 5% shareholders and shareholders who have the right to appoint a director to the Board, are required to sign an undertaking towards the IIA in which they would undertake to comply with the Research Law. Shareholders that purchased Ordinary Shares in our IPO would not be required to sign such an undertaking.

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

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, certain leading international financial institutions, including investment banks, investors and key economists, have indicated several causes for concern, including that such proposed changes, if adopted, may cause a downgrade to Israel’s sovereign credit rating and Israel’s international standing, which would adversely affect the macroeconomic condition in which we operate, and also potentially deter foreign investment into Israel or Israeli companies, which may hinder our ability to raise additional funds, if deemed necessary by our management and the Board.

Security, political and economic instability in the Middle East may harm our business, including the duration and intensity of the ongoing Israel-Hamas War and its impact on our operations and workforce.

Our principal research and development facilities are located in Israel. In addition, some of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon).

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

While we have a few employees who are in active military service, the ongoing war with Hamas has not, since its inception, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of the situation. However, we cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel’s economy in general.

Additionally, political uprisings, social unrest and violence in various other countries in the Middle East, including Israel’s neighbor Syria, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for armed conflict. In addition, Iran has threatened to attack Israel. Iran is also believed to have a strong influence among the Syrian government, Hamas and Hezbollah. These situations may potentially escalate in the future into more violent events which may affect Israel and us. These situations, including conflicts which involved missile strikes against civilian targets in various parts of Israel, have, in the past, negatively affected business conditions in Israel.

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

Our employees in Israel, including executive officers, generally, may be called upon to perform up to 42 days (and in some cases more) of annual military reserve duty until they generally reach the age of 45 (or older in some cases) and, in emergency circumstances, could be called to active duty. In response to increased tension and hostilities, since September 2000 there have been occasional call-ups of military reservists, including in connection with the mid-2006 war in Lebanon and the December 2008, November 2012 and July 2014 conflicts with Hamas. In October 2023, Hamas terrorists invaded southern Israel and launched thousands of rockets in a widespread terrorist attack on Israel. As a result, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. To date, several employees were called for duty, but it is possible that there will be further or longer military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, which may materially adversely affect our operations, business and results of operations. Our operations could also be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service in connection with other military and security matters.

Our business is subject to currency exchange risk and fluctuations between the U.S. dollar and other currencies may negatively affect our earnings and results of operations.

The U.S. dollar is both our functional and reporting currency. As a result, our results of operations may be adversely affected by exchange rate fluctuations between the U.S. dollar and the NIS. A significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the cost of our operations in Israel unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, our earnings may be negatively impacted. Moreover, exchange rate fluctuations in currency exchange rates in countries other than Israel where we operate, perform our clinical trials or conduct business may also negatively affect our earnings and results of operations. We cannot predict any future trends in the rate of inflation or deflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. For example, in 2023, the value of the NIS depreciated against the U.S. dollar by 3.1%, which was potentially computed by inflation in Israel of 3%. In 2022, the value of the NIS depreciated against the U.S. dollar by 13.3%, which was potentially computed by inflation in Israel of 5.5%. As a result of these fluctuations, our NIS denominated expenses were affected.

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

Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions. For example, under Israel’s Companies Law, 5759-1999, as currently amended, or the Companies Law, upon the request of a creditor of either party to a proposed merger, the court may delay or prevent the merger if it concludes that there exists a reasonable concern that as a result of the merger the surviving company will be unable to satisfy the obligations of any of the parties to the merger. Additionally, a tender offer for all of a company’s issued and outstanding shares can only be completed if the acquirer receives positive responses from the holders of at least 95% of the issued share capital. Completion of the tender offer also requires approval of a majority of the offerees that do not have a personal interest in the tender offer unless, following consummation of the tender offer, the acquirer would hold more than 98% of the company’s outstanding shares. Furthermore, the shareholders, including those who indicated their acceptance of the tender offer, may, at any time within six months following the completion of the tender offer, petition an Israeli court to alter the consideration for the acquisition, unless the acquirer stipulated in its tender offer that a shareholder that accepts the offer may not seek such appraisal rights.

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

Our Articles provide that our directors are elected on a staggered basis such that a potential acquirer cannot readily replace our entire Board at a single general shareholders meeting.

These provisions could cause our Ordinary Shares to trade at prices below the price for which third parties might be willing to pay to gain control of us. Third parties who are otherwise willing to pay a premium over prevailing market prices to gain control of us may be unable or unwilling to do so because of these provisions of Israeli law and our Articles.

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

In recent years, certain Israeli issuers listed on United States exchanges have been faced with governance-related demands from activist shareholders, unsolicited tender offers and proxy contests. Responding to these types of actions by activist shareholders could be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.     CYBERSECURITY.

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. Our IT policies, processes and practices are based on recognized frameworks established by our external IT service provider and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

As part of the above processes, we regularly engage consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards.

As part of our cybersecurity defense measures, we enforce the use of the following security systems:

•	EDR System (Endpoint Detection & Response)
•	Two-factor authentication for email (Office 365) and cloud-stored information
•	We protect our mail system against spam, phishing, spoofing, and malware using a (Mail Relay system).

Additionally, we enforce a real-time threat notification mechanism and activate alerts and reports for failures in our backup system.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. We also describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We are increasingly dependent on information technology systems, infrastructure and data, and our internal computer systems, or those of our collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Our Audit Committee of the Board of Directors, or the Audit Committee, is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

ITEM 2.	PROPERTIES.

Our facilities in Israel, which house our research and development and certain production and management functions, are in Jerusalem, Israel. Most of our clinical development, clinical operations and regulatory functions are located in the United States. Under a lease agreement with Unihead Biopark Ltd., that extends through 2028, we lease approximately 622 square meters of office and laboratory space. We have the option to terminate the lease early in December 2024 and in June 2026. The average rent over the current term is $180,000 per year.

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

Market for our Ordinary Shares

Our Ordinary Shares are listed on the Nasdaq Capital Market under the symbol “ENTX”.

As of March 1, 2024, there were approximately 89 holders of record of our Ordinary Shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Dividends

The Company has never declared or paid cash dividends on its Ordinary Shares and has no intention to pay any cash dividend for the foreseeable future. The Company currently plans to retain future earnings, if any, to finance the development of its business and for other corporate purposes.

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

This Annual Report contains forward-looking statements within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A - Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” of this Annual Report. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements reflect our views only as of the date they are made.

Overview

Entera is a clinical stage company focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap.

From a technical standpoint, oral delivery of therapeutic proteins is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream due to the proteins’ polarity and molecular weight. We leverage our N-Tab™ oral delivery technology which is designed to simultaneously stabilize the peptide in the gastrointestinal tract and promote its absorption into the bloodstream.

Our most advanced product candidate, EB613 (oral PTH (1-34), teriparatide), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low BMD and high-risk osteoporosis with no prior fracture. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). Following the completion of a Type C and a Type D meeting with the U.S. Food and Drug Administration’s (FDA), we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application (“NDA”) for EB613.

The EB612 program is being developed as the first oral PTH(1-34) tablet peptide replacement tablet therapy for hypoparathyroidism. With respect to our EB612 program we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness once or twice a day dosing regimens as well as collaborating with a third party on another peptide in this field. To date, Entera’s proprietary PTH tablets have been safely administered to a total of 102 healthy subjects in Phase 1 studies and 153 patients in Phase 2 studies in osteoporosis and hypoparathyroidism, two diseases that remain underserved with the current standard of care and which disproportionately affect women. We believe these product candidates, if approved, hold the potential to become standards of care for patients with osteoporosis and hypoparathyroidism. Additionally, we are exploring the use of our PTH(1-34) tablets for the treatment of stress fractures in athletes and expect to collaborate with an investigator sponsored study in this area. We expect to initiate a phase 2 trial for this indication in the second half of 2024.

In May 2023, the results from our oral GLP-2 program were published in the International Journal of Peptide Research and Therapeutics, “Oral Delivery Technology Enabling Gastro-Mucosal Absorption of Glucagon-Like-Peptide-2 Analog (Teduglutide) - A Novel Approach for Injection-Free Treatment of Short Bowel Syndrome.” We believe GLP-2 represents a strong candidate for our N-Tab™ Technology and warrants further development as an injection-free alternative to patients suffering from short bowel syndrome and other gastrointestinal disorders where GLP-2 plays a role.

In September 2023, we entered into a research collaboration agreement with OPKO. Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin analogs for the development of oral tablet formulations using our proprietary N-Tab™ technology. Oxyntomodulin (OXM) is a naturally occurring peptide hormone found in the colon, with glucagon-like-peptide 1 (GLP-1) and glucagon dual agonist activity which suppresses appetite and induces weight loss. OPKO has developed several proprietary, modified OXM analogs as potential candidates for treating obesity, including an injectable pegylated peptide which demonstrated significant reductions in weight loss and decreased plasma triglyceride levels in over 430 patients in phase 2/2B studies. We expect in vivo PK/PD data from both the oral GLP-2 tablet program and the oral OXM tablet program in 2024. We and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

Since our inception, we have raised a total of $91.3 million from a combination of public and private equity offerings, grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the years ended December 31, 2023 and 2022, our operating losses were $8.9 million and $13.0 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $104.4 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities, and payments under any future collaborations into which we may enter.

As a result of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023, expressing the existence of substantial doubt about our ability to continue as a going concern. The audited consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay certain program initiation, curtail or cease operations. See “Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital.”

As of December 31, 2023, we had cash and cash equivalents of $11.0 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements through the second quarter of 2025, which include the capital required to fund our ongoing operations, including R&D, the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis. We currently do not have funding sufficient for this Phase 3 study, and our ability to commence the study requires additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of this study.

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

Patent Transfer, Licensing Agreements and Grant Funding

Oramed Patent Transfer Agreement

In 2011, we entered into the Patent Transfer Agreement with Oramed, pursuant to which Oramed assigned to us all of its rights, title and interest in the patent rights that Oramed licensed to us when we were originally organized, subject to a worldwide, royalty-free, exclusive, irrevocable, perpetual and sub-licensable license granted to Oramed under the assigned patent rights to develop, manufacture and commercialize products or otherwise exploit such patent rights in the fields of diabetes and influenza. Additionally, we agreed not to engage, directly or indirectly, in any activities in the fields of diabetes and influenza. Under the terms of the Patent Transfer Agreement, we agreed to pay Oramed royalties equal to 3% of our net revenues generated, directly or indirectly, from exploitation of the assigned patent rights, including the sale, lease or transfer of the assigned patent rights or sales of products or services covered by the assigned patent rights.

Israeli Innovation Authority Grants

We have received grants of approximately $0.5 million from the IIA to partially fund our research and development. The grants are subject to certain requirements and restrictions under the Research Law. In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants, including EB613, EB612 and any other oral PTH product candidates we may develop. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-funded know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (three times of the interest will also be added). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, "“Revenues from Contracts with Customers” With respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under the collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of December 31, 2023, we had paid royalties to the IIA in the amount of $83,000 related to a collaboration agreement and other material transfer agreements (“MTAs”). As of December 31, 2023, we owed $13,000 to the IIA, which was paid in February 2024.

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

Revenues are recognized according to ASC 606, “Revenues from Contracts with Customers”.

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

Research and Development Expenses

We primarily focus on our research and development activities. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase significantly in future periods as we advance EB613, EB612 and other product candidates into later stages of clinical development and invest in additional preclinical candidates.

Research and development expenses consist of costs incurred for the development of our drug delivery technology and our product candidates, including:

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the years ended December 31, 2023 and 2022, our research and development expenses were $4.5 million and $5.8 million, respectively. Research and development expenses for the years ended December 31, 2023 and 2022 were primarily for the development of EB613, EB612, and development of our new generation platform. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

A change in the outcome of any of these variables with respect to the development of EB613, EB612 or any other product candidate that we may develop could mean a significant change in the costs and timing associated with the development of such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct preclinical or clinical studies beyond those that we currently anticipate as necessary for development, if we experience significant delays in enrollment in any clinical trials, or if we encounter difficulties in manufacturing our clinical supplies, then we could be required to expend significant additional financial resources and time on the completion of the clinical development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits, share-based compensation and related costs for directors and personnel in executive and finance functions. Other general and administrative expenses include D&O insurance and other insurance, communication expenses, professional fees for legal and accounting services, costs associated with maintaining and prosecuting our intellectual property portfolio and business development expenses.

We expect that our general and administrative expenses will increase in the future as we increase our headcount and expand our administrative function to support our operations.

Financial Expenses (Income), Net

Financial expenses (income), net are composed primarily of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency.

Income Tax Expenses (Benefit)

We have not generated taxable income since our inception, and as of December 31, 2023, we had carry-forward tax losses of $75.8 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of December 31, 2023, Entera Bio Inc. had tax loss carry-forwards of $156 thousand.

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
	(In thousands, except for percentage information)
Revenues	$-	$134	$(134)	(100)%
Cost of revenues	$-	$101	(101)	(100)%
Operating expenses:
Research and development expenses	$4,510	$5,848	$(1,338)	(22.8)%
General and administrative expenses	$4,430	$7,253	$(2,823)	(38.9)%
Other income	$(49)	$(51)	$2	(3.9)%
Operating loss	$8,891	$13,017	$(4,126)	(31.6)%
Financial income, net	$(31)	$(83)	$52	(62.6)%
Income tax expenses	$29	$137	$(108)	(78.8)%
Net loss	$8,889	$13,071	$(4,182)	(32.0)%

Revenue

Revenues for the year ended December 31, 2022 were mainly attributable to pre-clinical R&D services provided under our previously terminated collaboration agreement. We did not recognize any revenue for the year ended December 31, 2023 due to the termination of the collaboration agreement, effective May 2, 2023.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 were mainly attributable to pre-clinical R&D services provided under our previously terminated collaboration agreement. The decrease in cost was due to the lack of revenue, as described above, for the year ended December 31, 2023.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 were $4.5 million, as compared to $5.8 million for the year ended December 31, 2022. The decrease of $1.3 million was primarily due to a decrease of $1.5 million in pre-clinical activity and materials costs, a decrease of $0.6 million in employee compensation, including a one-time payment made to a former employee pursuant to the terms of his separation agreement. The decrease was partially offset by an increase of $0.8 million in clinical expenses for our Phase 1 PK study related to our new generation platform and new formulations for EB612.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $4.4 million, compared to $7.3 million for the year ended December 31, 2022. The decrease of $2.8 million was mainly attributable to a decrease of $1.1 million in employee compensation, including a one-time payment to our former employee pursuant to the terms of his separation agreement, a decrease of $0.8 million as part of a restructuring of professional fees and other advisor expenses, a decrease in Board fees of $0.2 million due to the Board’s forfeiture of their fees for the third and fourth quarters of 2023 and a decrease of $0.7 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the year ended December 31, 2023 was $31,000, compared to $83,000 for the year ended December 31, 2022. Our financial income for 2023 was composed primarily of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. As a result of our recurring losses from operations, negative cash flows from operating activities and lack of liquidity, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023, expressing the existence of substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2023 and 2022, our operating losses were $8.9 million and $13.0 million, respectively. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations. As of December 31, 2023, we had an accumulated deficit of $104.4 million. Since our inception, we have raised a total of $91.3 million, including $25.3 million through at-the-market-offering (“ATM”) programs, $6.6  million in our December 2023 Private Placement (as defined below), $14.3 million in our December 2019 private placement, $11.2 million in our IPO in 2018 and $33.9 million in aggregate funding from a combination of grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, as of December 31, 2023, we had received approximately $1.7  million under our previously terminated collaboration agreement.

As of December 31, 2023, we had cash and cash equivalents of $11.0 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with SVB Securities LLC, as sales agent, to implement an ATM program under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of December 31, 2023, we had sold 4,030 shares under the SVB ATM Program for aggregate proceeds of $5 thousand, net of issuance costs.

On December 20, 2023, we entered into a securities purchase agreement with certain investors (the “Purchasers”), providing for the private placement (the “December 2023 Private Placement”) to the Purchasers of an aggregate of 7,916,879 units (collectively, the “Units”), each Unit consisting of (i) one Ordinary Share (or, in lieu thereof, one pre-funded warrant to purchase one Ordinary Share (the “Pre-Funded Warrants”)) and (ii) one warrant to purchase one Ordinary Share (the “Ordinary Share Warrant”), for aggregate proceeds of approximately $6.6 million (or $0.835 per Unit, which represented the aggregate of the Nasdaq closing price on December 20, 2023 plus $0.125 per Ordinary Share Warrant). The Private Placement was priced at the market under applicable Nasdaq rules and closed on December 22, 2023.

Each Ordinary Share Warrant has an exercise price of $1.00 per share (a premium of 41% to the closing price per Ordinary Share on Nasdaq on December 20, 2023), is immediately exercisable, and expires five years from the date of issuance, and is subject to customary adjustments for dividends, splits, combinations and fundamental transactions, such as a merger of the Company. None of the warrants contain any “ratchet”, “reset” or other adjustments related to financial antidilution.

If all Ordinary Share Warrants were exercised for cash, then the Company would receive additional proceeds of approximately $7.9 million. There can be no assurance that the holders of the Ordinary Share Warrants exercise their respective warrants for cash, or at all.

Funding Requirements

We believe that our existing cash resources will be sufficient to meet our projected operating requirements through the second quarter of 2025, which include the capital required to fund our ongoing operations, including R&D, the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. However, this does not include the capital required to fund our proposed Phase 3 pivotal study for EB613 in osteoporosis. We currently do not have funding sufficient for the pivotal phase 3 study, and our ability to commence the study will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, and the extent to which we may enter into collaborations with third parties for development of these or other product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current and future product candidates. Our future capital requirements will depend on many factors, including:

●	the costs, timing and outcome of clinical trials for, and regulatory review of our five oral peptide programs, including EB613 and EB612 and any other product candidates we may develop;

●	the costs of development activities for any other product candidates we may pursue;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	our ability to establish collaborations on favorable terms, if at all.

We are in the process of evaluating various financing alternatives in the public or private equity markets or through license of our N-Tab™ technology to additional external parties through partnerships or research collaborations as we will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about our ability to obtain such funding.

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

Our audited consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Annual Report, note that there is substantial doubt about our ability to continue as a going concern as of such date; and in its report accompanying our audited consolidated financial statements included herein, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and our cash outflows from operating activities raise substantial doubt as to our ability to continue as a going concern. This means that our management and our independent registered public accounting firm have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. The audited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	(audited) Year ended December 31,
	2023	2022
	(in thousands)
Net Cash used in operating activities	$(7,310)	$(12,499)
Net Cash used in investing activities	(17)	(102)
Net Cash provided by financing activities	6,036	13
Net decrease in cash and cash equivalents	$(1,291)	$(12,588)

Net Cash Used in Operating Activities

Net Cash used in operating activities for the year ended December 31, 2023 was $7.3 million, consisting primarily of our operating loss of $8.9 million, and an increase of $0.2 million in our working capital which was partially offset by approximately $1.8 million of share-based compensation and depreciation expenses.

Net Cash used in operating activities for the year ended December 31, 2022 was $12.5 million, consisting primarily of our operating loss of $13.0 million and an increase of $1.8 million in our working capital, which was partially offset by approximately $2.3 million of share-based compensation and depreciation expenses.

The decrease of $5.2 million in cash used in operating activities for the year ended December 31, 2023 compared to the same period in 2022 was mainly attributed to a decrease of $4.1 million in our operating loss, a decrease of $1.6 million in working capital primarily due to payments to suppliers and services providers, which was partially offset by a decrease of $0.5 million in share-based compensation and depreciation expenses.

Net Cash Used in Investing Activities

Net Cash used in investing activities for the years ended December 31, 2023 and December 31, 2022 primarily consisted of purchase of property and equipment.

Net Cash Provided by Financing Activities

Net Cash provided by financing activities for the year ended December 31, 2023 primarily reflects net proceeds of $5.8 million from issuance of the Units in the December 2023 Private Placement.

Net Cash provided by financing activities for the year ended December 31, 2022 primarily reflects net proceeds of $13 thousand from the exercise of options to purchase Ordinary Shares.

Contractual Obligations

The following tables summarize our contractual obligations and commitments as of December 31, 2023 that will affect our future liquidity:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases for facility	$454	$184	$270	$-	$-
Total	$454	$184	$270	$-	$-

Severance Obligations

We have long-term liabilities for severance pay that are calculated pursuant to Israeli law generally based on the most recent salary of the relevant employees multiplied by the number of years of employment to the extent not covered by our regular deposits with defined contribution plans. As of December 31, 2023, our severance pay liability, net was immaterial. Because the timing of any such payments is not fixed and determinable, we have not included these liabilities in the table above.

Contingencies

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain milestones. We have not included these commitments in our statements of financial position or in the table above because the achievement and timing of these milestones is not fixed and determinable. These potential future commitments include a commitment to pay Oramed royalties equal to 3% of our net revenues pursuant to the terms of the Patent Transfer Agreement between us and Oramed and a commitment to pay royalties to the IIA.

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

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are the most critical to assist shareholders and investors reading the consolidated financial statements in fully understanding and evaluating our financial condition and results of operations. These policies relate to the more significant areas involving management’s judgments and estimates and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.

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

The following table summarizes the allocation of our share-based compensation expense:

	Year ended December 31,
	2023	2022
	(in thousands)
Cost of revenues	$-	$14
Research and development	424	708
General and administrative	1,265	1,525
Total	$1,689	$2,247

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENTERA BIO LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entera Bio Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entera Bio Ltd. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1c to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Kesselman & Kesselman
Certified Public Accountants (lsr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 8, 2024

We have served as the Company’s auditor since 2010.

ENTERA BIO LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

A s s e t s	December 31
CURRENT ASSETS:	2023	2022
Cash and cash equivalents	11,019	12,309
Accounts receivable	-	246
Other current assets	238	294
TOTAL CURRENT ASSETS	11,257	12,849

NON-CURRENT ASSETS:
Property and equipment, net	100	139
Operating lease right-of-use assets	388	90
Deferred income taxes	14	43
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	508	278
TOTAL ASSETS	11,765	13,127

L i a b i l i t i e s and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	83	17
Accrued expenses and other payables	874	1,233
Current maturities of operating lease	134	91
TOTAL CURRENT LIABILITIES	1,091	1,341

NON-CURRENT LIABILITIES:
Operating lease liabilities	256	-
Liability for employee rights upon retirement	32	32
TOTAL NON-CURRENT LIABILITIES	288	32
TOTAL LIABILITIES	1,379	1,373
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of December 31, 2023 and December 31, 2022, 140,010,000 shares; issued and outstanding as of December 31, 2023, and December 31, 2022, 35,476,341 and 28,809,922 shares, respectively	1	*
Additional paid-in capital	114,730	107,210
Accumulated other comprehensive income	41	41
Accumulated deficit	(104,386)	(95,497)
TOTAL SHAREHOLDERS' EQUITY	10,386	11,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,765	13,127

* Represents an amount less than one thousand US dollars

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year ended December 31
	2023	2022

REVENUES	-	134
COST OF REVENUES	-	101
GROSS PROFIT	-	33
OPERATING EXPENSES:
Research and development	4,510	5,848
General and administrative	4,430	7,253
Other income	(49)	(51)
TOTAL OPERATING EXPENSES	8,891	13,050
OPERATING LOSS	8,891	13,017
FINANCIAL INCOME, net	(31)	(83)
LOSS BEFORE INCOME TAX	8,860	12,934
INCOME TAX EXPENSES	29	137
NET LOSS	8,889	13,071

LOSS PER SHARE BASIC AND DILUTED	0.31	0.45

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	29,007,794	28,808,090

The accompanying notes are an integral part of the consolidated financial statements.

 ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2022	28,804,411	*	104,950	41	(82,426)	22,565
Net loss	-	-	-	-	(13,071)	(13,071)
Exercise of options to ordinary shares	5,511	*	13	-	-	13
Share-based compensation	-	-	2,247	-	-	2,247
BALANCE AT DECEMBER 31, 2022	28,809,922	*	107,210	41	(95,497)	11,754
Net loss	-	-	-	-	(8,889)	(8,889)
Issuance of ordinary shares, warrants and pre-funded warrants due to a private placement, net of issuance costs	6,662,389	1	5,826	-	-	5,827
Issuance of shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	1,689	-	-	1,689
BALANCE AT DECEMBER 31, 2023	35,476,341	1	114,730	41	(104,386)	10,386

* Represents an amount less than one thousand US dollars.

The accompanying notes are an integral part of these consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(8,889)	(13,071)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	56	64
Deferred income taxes	29	174
Share-based compensation	1,689	2,247
Finance income, net		(78)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	246	(63)
Decrease (increase) in other current assets	56	(40)
Increase (decrease) in accounts payable	66	(149)
Decrease in accrued expenses and other payables	(563)	(1,568)
Decrease in contract liabilities	-	(15)
Net cash used in operating activities	(7,310)	(12,499)
CASH FLOWS FROM INVESTING ACTIVITIES:
Funds with respect to employee rights upon retirement	-	(55)
Purchase of property and equipment	(17)	(47)
Net cash used in investing activities	(17)	(102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares through ATM programs, net of issuance costs	5	-
Issuance of ordinary shares and warrants due to a private placement	6,611	-
Issuance costs	(580)
Exercise of options into shares	-	13
Net cash provided by financing activities	6,036	13
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(1,291)	(12,588)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE YEAR	12,376	24,964
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE YEAR	11,085	12,376
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	11,019	12,309
Restricted deposits included in other current assets	66	67
Total cash and cash equivalents and restricted deposits	11,085	12,376
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	18	-
Income taxes paid in cash during the year	-	165
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs	470	-
Operating lease right of use assets obtained in exchange for new operating lease liabilities	449	-

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - GENERAL

a.
Entera Bio Ltd. (collectively with its subsidiary, the "Company) was incorporated on September 30, 2009 and commenced operation on June 1, 2010. On January 8, 2018, the Company incorporated its wholly owned subsidiary, Entera Bio Inc., in Delaware, United States. The Company is focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. The Company focuses on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

The Company’s most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis with no prior fracture.

The Company is preparing to initiate a Phase 3 registrational study for EB613 pursuant to the FDA’s qualification of a quantitative BMD endpoint. The EB612 program is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for hypoparathyroidism. Additionally, the Company intends to license its N-Tab™ technology to biopharmaceutical companies for use with their proprietary compounds.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), have been listed on the Nasdaq Capital Market since July 2018 under the symbol “ENTX”.
c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $104.4 million as of December 31, 2023 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of December 31, 2023 will allow the Company to operate under its current plans through the second quarter of 2025. This assumes the use of the Company’s capital to fund its ongoing operations, including research and development, the completion of the Phase 1 study related to the new generation platform and the GLP-2/OXM collaborative research the Company is conducting with OPKO Biologics, Inc., a subsidiary of OPKO Health Inc. (“OPKO”). The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in the public and private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through capital raising. However, there is no certainty about the Company's ability to obtain such funding. These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

d.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas. While the Company has a few employees who are in active military service, the ongoing war with Hamas has not, since its inception, materially impacted the Company's business or operations. Furthermore, the Company does not expect any delays to any of its programs as a result of the situation. However, the Company cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can predict how this war will ultimately affect its business and operations or Israel’s economy in general.

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

f.	Bank deposits

Bank deposits with original maturity dates of more than three months but less than one year are included in short-term deposits. Such short-term deposits bore interest at an average annual rate of approximately 6% for the year ended December 31, 2023.

Bank deposits with maturity of more than one year are considered long-term.

g.	Restricted cash

Restricted cash deposited in an interest-bearing saving account which is used as a security for the Company's office rent and credit card.

h.	Concentrations of credit risk

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

i.	Fair value measurement

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

Under the Israeli Severance Pay Law, 1963, the Company is required to make severance payments upon dismissal of an Israeli employee or upon termination of employment in certain other circumstances. The severance payment liability to the employees located in Israel (based upon length of service and the latest monthly salary - one month’s salary for each year employed) is recorded on the Company’s balance sheet under “Liability for employee rights upon retirement.” The liability is recorded as if it had been payable at each balance sheet date on an undiscounted basis.

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

For periods prior to December 2013, the liability was funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the balance sheets under “Funds in respect of employee rights upon retirement”. These policies are the Company’s assets.

The amounts of severance payment expenses were $128 and $132 for the years ended December 31, 2023 and 2022, respectively.

The Company expects to contribute to insurance companies approximately $128 for the year ending December 31, 2024 in connection with its expected severance liabilities for that year.

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

l.	Property and equipment

1)	Property and equipment are stated at cost, net of accumulated depreciation and amortization.

2)	The Company’s property and equipment are depreciated using the straight-line method, which approximates the pattern of usage, over the term of the estimated useful life, as follows:

Years

Computer equipment	3-5
Office furniture	10
Laboratory equipment	7-10

Leasehold improvements are amortized by the straight-line method over the shorter of (i) the expected lease term and (ii) the estimated useful life of the improvements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

m.	Impairment of long-lived assets

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

As of December 31, 2023 and 2022, the Company did not recognize an impairment loss on its long-lived assets.

n.	Share-based compensation

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

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, lab expenses, consumable equipment and consulting fees. All costs associated with research and development are expensed as incurred.

p.	Revenue recognition

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

Prior to its termination, the Company recognized revenue from the Amgen Agreement according to ASC 606, "Revenues from Contracts with Customers”. The Company recognized no revenue prior to entering into the Amgen Agreement.

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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Income taxes

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

r.	Loss per share

Basic loss per share is computed on the basis of the net loss, adjusted to recognize the effect of a down-round feature when it is triggered, for the period, divided by the weighted average number of outstanding ordinary shares during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and of ordinary shares equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options and warrants, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, and warrants, exercisable into an aggregate of 7,458,542 shares and 6,255,235 shares for the years ended December 31, 2023 and 2022, respectively, because the effect would have been anti-dilutive.

s.	Legal and other contingencies

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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

t.
Warrants

When the Company issues freestanding instruments, it first analyzes the provisions of ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the consolidated statements of operations in each period. If the instrument is not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-10 in order to determine whether the instrument is considered indexed to the entity’s own stock, and qualifies for classification within equity. All warrants issued by the Company have been classified within stockholders’ equity as “Additional paid-in capital”.

u.	Newly issued and recently adopted accounting pronouncements:

Recently issued accounting pronouncements, not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted, with the option to apply the standard retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

NOTE 3 - OPERATING LEASES

1)
The Company leases office and research and development space under several agreements. The annual lease consideration is a total of $172 and is linked to the Israeli consumer price index. In April 2023, the Company extended the period of the lease agreement for an additional five years, expiring on June 30, 2028, with two options for early termination by the Company subject to a notice period. The annual lease consideration is a total of $180.

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

As of December 31, 2023, the Company provided bank guarantees of approximately $52, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - OPERATING LEASES (continued)

2)
The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years, and the payments are linked to the Israeli consumer price index. To secure the terms of the lease agreement, the Company has made certain deposits to the leasing company, representing approximately three months of lease payments. The annual lease consideration is a total of $22.

The lease cost was as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease cost	196	197

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Operating cash flows from operating leases	196	197

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	388	90

Current lease liabilities	134	91
Non-current lease liabilities	256
Total lease liabilities	390	91

Weighted-average remaining lease term (in years)	2.5	0.52
Weighted-average discount rate	14%	16%

As of December 31, 2023, the maturity of lease liabilities under our non-cancelable operating leases are $390 to be paid in 2024- 2026.

As of December 31, 2023, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2024	184
2025	184
2026	86
Total future minimum lease payments	454
Less: interest	(64)
Present value of operating lease liabilities	390

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

a.	Commitment to pay royalties to the government of Israel

The Company is committed to pay royalties to the Israel Innovation Authority (the “IIA”) on proceeds from sales of products for which the government provided grants with respect to the research and development underlying such products. At the time the grants were received, successful development of the related project was not assumed. In the case of failure of the project that was partly financed by the IIA, the Company is not obligated to pay any such royalties.

Under the terms of the Company’s funding from the IIA, royalties are payable on sales of products developed from IIA funded projects in the amount of 3% of sales during the first three years following commencement of revenues, 4% during the subsequent three years and 5% commencing the seventh year up to 100% of the amount of the grant received by the Company (dollar linked) plus annual interest based on SOFR.  The interest had been based on LIBOR and it changed to SOFR. The amount that must be repaid may be increased to three times the amount of the grant received, and the rate of royalties may be accelerated, if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. In addition, if the Company undergoes a change of control or otherwise transfers the technology “know-how” (as defined under the Research Law) in or outside of Israel, the amount that must be repaid will be increased up to six times.

As of December 31, 2023, the total royalty amount that would be payable by the Company to the IIA, before interest and potential increases as described above, was approximately $460. These grants were allocated to research and development in prior periods.

Following the signing of the Amgen Agreement, the IIA determined that the Company was required to pay 5.38% of each payment received by the Company from Amgen under the agreement in an amount up to six times the grant received. As of December 31, 2023, the Company had paid a total of $83 to the IIA. As of December 31, 2023, we had liability of $13 thousand to the IIA, which were paid in February 2024.

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

c.
In September 2023, the Company entered into a research collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO.  Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet formulations using the Company’s proprietary oral delivery technology. The Company and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility. Work under this agreement commenced in the fourth quarter of 2023; therefore there was no material financial impact as of December 31, 2023.

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

a.
In connection with the Company’s initial public offering (“IPO”) in July 2018, the Company issued 1,400,000 IPO warrants to purchase 700,000 ordinary shares, and these warrants were listed for trading on Nasdaq Capital Market (“Nasdaq”) on August 12, 2018. The IPO warrants were immediately exercisable at an initial exercise price of $8.40 per ordinary share for a period of five years, unless earlier repurchased by the Company as described in the warrant agreement. The IPO warrants expired on July 2, 2023, in accordance with their original terms, and Nasdaq removed them from listing.

b.
On September 2, 2022, the Company entered into a sales agreement with SVB Securities LLC, as sales agent, to implement an ATM program under which the Company may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “SVB ATM Program”).

During the year ended December 31, 2023, the Company issued 4,030 ordinary shares pursuant to the SVB ATM Program for net proceeds of $5 at a weighted average price of $1.16 per ordinary share.

c.
On December 20, 2023, the Company entered into a securities purchase agreement in connection with a private offering (the "2023 PIPE") with certain existing and new investors, including the Company's Chairman of the Board and the Chief Executive Officer (collectively, the "Investors") for the private placement of 7,916,879 units at a purchase price of $0.835 per unit, each unit consisting of (i) one ordinary share and (ii) one warrant to purchase one ordinary share (each an “ Investor Warrant”). The Company received aggregate proceeds of approximately $6.6 million before expenses. Certain Investors elected to receive pre-funded warrants (the “Pre-Funded Warrants”) in lieu of ordinary shares, as such warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof would exceed 4.99% or 9.99%, as applicable, immediately after exercise thereof.

The 2023 PIPE closed on December 22, 2023, and the Company issued 6,662,389 ordinary shares, 1,254,490 Pre-Funded Warrants and 7,916,879 Investors Warrants.

Each Pre-Funded Warrant has an exercise price of NIS 0.0000769 per ordinary share, is immediately exercisable and may be exercised at any time and has no expiration date and is subject to customary adjustments.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - SHARE CAPITAL (continued)

Each Investor Warrant has an exercise price of $1.00 per share, is immediately exercisable, and expires five years from the date of issuance, and is subject to customary adjustments. The Company accounted for the Investors Warrant as a component of permanent equity, as part of Additional Paid in Capital. The Investor Warrants are considered a separate instrument and they are indexed to the entity’s own stock based on the provision of ASC 815.

The Chairman of the Board and the Chief Executive Officer participated in the 2023 PIPE on the same terms and subject to the same conditions as all other Investors.

In connection therewith, the Company entered into a placement agency agreement with a registered U.S. broker-dealer (the “Broker”), pursuant to which the Broker was entitled to the following consideration:

1.	A cash fee equal to 10% of the total proceeds paid by subscribers introduced by the Broker.
2.	A cash fee equal to 5% of the total proceeds paid by other subscribers that participated in the private placement.
3.
Five-year warrants to purchase 487,496 ordinary shares, representing 10% of the ordinary shares issued to subscribers introduced by the Broker, at a per share exercise price of $0.71 (the “Broker Warrants”).

In addition, the Company entered into a finder agreement with a private non-U.S. finder (the “Finder”), pursuant to which the Finder was entitled to a cash fee equal to 5% of total proceeds paid by subscribers introduced by the Finder, as well as five-year warrants to purchase 179,640 ordinary shares, representing 10% of the ordinary shares issued to the subscribers introduced by the Finder, at a per share exercise price of $0.71 (the “Finder Warrants”).

The Pre-Funded Warrants, Investors Warrants, Broker Warrants and Finder Warrants (collectively, the “Warrants”) were classified as a component of permanent equity and recorded as part of the Additional Paid in Capital based on the provision of ASC 815. The Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the Investor to receive a fixed number of shares of common stock upon exercise.

The Company had transaction costs of approximately $1.0 million, out of which $267 was stock-based compensation expenses due to issuance of Broker Warrants and Finder Warrants.

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

As of December 31, 2023, 638,598 ordinary shares remained available for future grants under the 2018 Plan.

On January 1, 2024, the Company’s Board of Directors approved an increase of 1,773,817 ordinary shares that may be issued under the Company’s 2018 Plan pursuant of the terms of the 2018 Plan.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

2)	share-based compensation grants to employees and directors:

a)	The below table summarizes the options grants to employees and directors during the years ended December 31, 2023 and 2022:

Period	Grantee	Number of options	Exercise price	Vesting period	Fair value at the grant date	Expiration period
For the year ended December 31, 2023	Employees and Executive Officers	1,201,000	$0.80	(1)	$629	10 years
	Directors	534,246	$ 0.73	Quarterly over a period of one year	$ 253	10 years
	Directors	33,638	$ 0.89	Quarterly over a period of three years	$ 15	10 years
	Consultant	30,000	$ 0.80	Immediate	$ 17	10 years
For the year ended December 31, 2022	Employees and Executive Officers	1,455,000	$ 1.40- $2.86	(1)	$1,462	10 years
	Directors	250,964	$ 2.815	Quarterly over a period of one year	$ 455	10 years
	Directors	752,899	$ 2.815	Quarterly over a period of three years	$ 1,365	10 years

(1) 25% vest on the first anniversary of the date of grant and the remaining 75% of the option vest in twelve equal quarterly installments following the first anniversary of the grant date.

b)
Upon the occurrence of a Triggering Event (as defined below) and subject to the approval of the Board of Directors, our CEO will be granted additional options to purchases 200,000 ordinary shares. The exercise price will be determined at the time of the Board of Directors’ approval.

"Triggering Event" means the earlier of the following events: (i) the execution by the Company of a binding strategic or partnership agreement with a strategic partner to fund the Company's Phase III FDA Trial; or (b) raising sufficient funding to complete the Company's Phase III FDA Trial, in each case as such event is approved by the Board of Directors.

As of December 31, 2023, none of these events occurred.

c)
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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

d)
On June 15, 2022, the Company entered into a separation agreement with Dr. Phillip Schwartz, a former executive officer of the Company, under which Dr. Schwartz agreed to continue to provide services to the Company until July 21, 2022 (the “Separation Date”). Pursuant to the terms of the separation agreement, which were approved by the Company’s shareholders on September 7, 2022, Dr. Schwartz received a full acceleration of his unvested options, as of the Separation Date, to purchase 68,750 ordinary shares granted in April 2021 that otherwise would have been forfeited. These options, together with 31,250 already vested options granted in April 2021 and 357,500 already vested options to purchase ordinary shares granted in 2017, will be exercisable for a period of 10 years from their respective initial grant dates.

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

e)	The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2023	2022
Exercise price	$0.73-$0.89	$1.40-$2.86
Dividend yield	-	-
Expected volatility	74%-76%	69%-70.2%
Risk-free interest rate	3.58%-4.37%	1.35%-3.36%
Expected life - in years	5.3-6.11	5.5-6.5

	2023		2022
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of the year	5,733,087	$3.30	4,316,859	$3.63
Granted	1,798,884	0.78	2,458,863	2.29
Exercised	-	-	(5,511)	2.14
Forfeited	(34,313)	2.27	(902,009)	1.41
Expired	(392,244)	4.97	(135,115)	3.80
Outstanding at end of the year	7,105,414	$2.57	5,733,087	$3.30
Exercisable at end of the year	4,208,325	$3.26	3,165,677	$4.06

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE-BASED COMPENSATION (continued)

The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2023, in terms of ordinary shares for which the options may be exercised:

December 31, 2023
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	Average	options	Average
Exercise	outstanding	Remaining	exercisable	Remaining
prices per	at end of	Contractual	at end of	contractual
share (USD)	Year	Life	year	Life
0.73	534,244	9.01	400,684	9.01
0.79	1,223,000	9.32	-	-
0.89	33,638	9.43	-	-
1.24	492,831	0.54	492,831	0.54
1.40	600,000	8.54	187,500	8.54
2.02	500,000	8.37	187,500	8.37
2.14	379,900	6.26	356,155	6.26
2.53	33,638	5.89	33,638	5.89
2.57	187,500	8.33	68,562	8.33
2.815	1,003,863	8.01	690,155	8.01
2.86	135,000	8.25	52,187	8.25
3.15	345,000	7.30	184,375	7.30
3.61	237,368	7.27	155,306	7.27
3.68	147,290	3.26	147,290	3.26
3.97	232,552	5.05	232,552	5.05
6.31	1,019,590	3.95	1,019,590	3.95
	7,105,414		4,208,325

The aggregate intrinsic value of the total of the outstanding and exercisable options as of December 31, 2023 is $0.

The following table illustrates the effect of share-based compensation on the statements of operations:

	2023	2022
Cost of revenues	-	14
Research and development expenses	424	708
General and administrative	1,265	1,525
	1,689	2,247

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - INCOME TAX

A.	Corporate tax rate

1) Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.

2) The Company’s subsidiary Entera Bio, Inc. is taxed separately under the U.S. tax laws at a tax rate of 29% (federal and state tax)

B.	Losses for tax purposes carried forward to future years

The balance of carryforward losses as of December 31, 2023 and 2022 are approximately $75.8 million and $67.1 million, respectively.

Under Israeli tax law, tax loss carry-forward have no expiration date.

C.	Tax assessments

The Company and its subsidiary have tax assessments that are considered to be final through tax year 2018.

D.	Loss (income) before income taxes is composed of the following:

	Year ended December 31
	2023	2022
Entera Bio Ltd.	8,868	12,997
Entera Bio Inc.	(8)	(65)
Total loss before taxes	8,860	12,934

E.	Income tax expense:

	Year ended December 31
Current:	2023	2022
Subsidiary:	-	(37)
Total current income tax	-	(37)
Deferred income taxes - subsidiary	29	174
Total deferred income taxes	29	174
Total income tax expense	29	137

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - INCOME TAX (continued)

F.	Deferred income taxes

	December 31,
Deferred tax assets:	2023	2022
Net operating loss carry forward	17,427	15,428
Research and development	983	1,225
Share-based compensation	855	877
Other	220	158
Net deferred tax assets before valuation allowance	19,485	17,688
Valuation allowance	(19,471)	(17,645)
Net deferred tax assets	14	43

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

G.	Roll-forward of valuation allowance:

Balance at January 1, 2022	15,025
Additions	2,620
Balance at January 1, 2023	17,645
Additions	1,826
Balance at December 31, 2023	19,471

H.	Reconciliation of theoretical tax expenses to actual expenses

The primary difference between the statutory tax rate of the Company and the effective rate results virtually from the changes in valuation allowance in respect of carry forward tax losses and research and development expenses due to the uncertainty of the realization of such tax benefits.

I.	Uncertain tax positions

As of December 31, 2023 and 2022, the Company does not have a provision for uncertain tax positions as existing uncertain tax positions as, based on the technical merits, they are not more likely than not to be sustained.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 8 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31,
	2023	2022
Accrued expenses and other payables:
Employees and employees related	159	154
Provision for vacation	215	146
Accrued expenses	500	933
	874	1,233

NOTE 9 - SUBSEQUENT EVENTS

a.
On January 1, 2024, an aggregate of 758,331 options to purchase ordinary shares were granted to seven non-executive board members with an exercise price of $0.60 per share. The options will vest over one year in four equal quarterly installments starting on January 1, 2024. This grant was approved by the shareholders of the Company on October 4, 2021.

b.
On February 1, 2024, the Company entered into a consulting agreement. Under the terms of the agreement, the Company agreed to pay a monthly fee of $5 and to issue the consultant 25,000 RSUs. The RSUs vest over five months in five equal monthly installments starting on February 1, 2024.

c.
On February 15, 2024, the Company entered into an investor relations consulting agreement. Under the terms of the agreement, the Company agreed to issue the consultant 50,000 RSUs. The RSUs vest over five months in five equal monthly installments starting on February 15, 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, those officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures are made only in accordance with authorizations of our management and the Board (as appropriate); and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers as of the date of this Annual Report and their respective ages, positions and biographies are set forth below.

Name	Age	Position
Executive Officers
Miranda Toledano (5)	47	Chief Executive Officer and Director
Dana Yaacov-Garbeli	40	Chief Financial Officer
Dr. Hillel Galitzer	45	Chief Operating Officer
Dr. Arthur Santora	73	Chief Medical Officer

Non-Employee Directors
Gerald Lieberman (1)	77	Director, Chairman of the Board of Directors
Dr. Roger J. Garceau (5)	70	Director, Chairman of the Scientific Advisory Committee
Ron Mayron (1) (2)	60	Director, Chairman of the Compensation Committee
Gerald M. Ostrov (1) (2) (3)	74	Director, Chairman of the Audit Committee
Sean Ellis (1) (3) (4)	49	Director
Haya Taitel (1) (5)	61	Director
Yonatan Malca (1)(2) (3) (4) (5)	57	Director, Chairman of the Nominating and Corporate Governance Committee

(1) Independent in accordance with SEC regulations and Nasdaq rules requirements applicable to us.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.
(4) Member of the Nominating and Corporate Governance Committee.
(5) Member of the Scientific Advisory Committee.

Executive Officers

Miranda Toledano has served as the Company's Chief Executive Officer, or CEO, since July 2022. Prior to her appointment as CEO, Ms. Toledano served as the Company’s Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy from May to June 2022. Ms. Toledano has served as a member of our Board of Directors (the “Board”) since 2018, and as Member of the Scientific Advisory Committee since February 2022. Ms. Toledano has over 20 years of C-level leadership, principal investment and Wall Street/capital market experience in the biotech sector. Previously, Miranda served as Chief Operating Officer, Chief Financial Officer, and Director of TRIGR Therapeutics, an oncology focused, clinical stage bispecific antibody company, from August 2018 until its acquisition by Compass Therapeutics (Nasdaq: CMPX) in June 2021. At TRIGR, Miranda oversaw the clinical development of lead asset TR009 (now CTX-009) and led strategic execution, including a $117 million China License Transaction and acquisition by CMPX. Previously, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co. (acquired by B. Riley FBR & Co.), where she completed biotech equity financings (IPOs, ATMs, and follow-ons) totaling over $4 billion in aggregate value. Earlier in her career, Ms. Toledano served as vice president in the investment group of Royalty Pharma (Nasdaq: RPRX) from 2004 to 2010. Ms. Toledano is also a member of the board of directors of Journey Medical (Nasdaq: DERM) and NEXGEL (Nasdaq: NXGL). Ms. Toledano holds a B.A. in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.

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

Dr. Arthur Santora has served as our Chief Medical Officer since September 2018. Dr. Santora has more than 30 years of experience in the biopharmaceutical industry. He spent the majority of his career in the clinical research team at Merck & Co., Inc., from June 1989 to April 2017, where he was the lead clinical research physician responsible for much of the clinical development of Fosamax® (alendronate sodium), one of the world’s most prescribed osteoporosis treatments. He was closely involved in the clinical development of Merck’s once-weekly Fosamax Plus D (alendronate sodium/ vitamin D3 combination tablets), the first drug/vitamin combination tablet in the US. His position at Merck immediately prior to his termination of services in 2017 was Scientific Associate Vice President of Clinical Research, where he was directly responsible for the technical and scientific support for all clinical research of Fosamax/Fosamax plus D and contributed to the development of many other osteoporosis and endocrine marketed and investigational drugs. Prior to joining Merck, he served as a Medical Officer at the US FDA and subsequently was a faculty member at Wayne State University Medical School in Detroit. Dr. Santora is a Clinical Associate Professor at the clinical faculty of Rutgers Robert Wood Johnson Medical School in New Brunswick, New Jersey. Dr. Santora completed a clinical fellowship in endocrinology at the NIH in Bethesda and received his M.D. and Ph.D. in biochemistry from Emory University in Atlanta, where he also received graduate training in Internal Medicine.

Non-Employee Directors

Gerald Lieberman has served as a member of our Board since April 2014 and became our Chairman in July 2019. Mr. Lieberman is also a member of the board of directors of Teva Pharmaceutical Industries Ltd. (NYSE and TASE: TEVA), a global leader in pharmaceuticals and the world’s largest generic drug developer and manufacturer, where he chairs the Audit Committee and serves on both the Human Resources and Compensation Committee and the Finance Committee. He also serves as Chairman of the Board of Directors of DosentRx, Ltd., a digital health company that has developed a personalized, patient-controlled device for delivering medication. He is also currently a special advisor at Reverence Capital Partners, a private investment firm focused on the middle-market financial services industry. From 2000 to 2009, Mr. Lieberman was an executive at Alliance Bernstein L.P., where he served as President and Chief Operating Officer from 2004 to 2009, as Chief Operating Officer from 2003 to 2004 and as Executive Vice President, Finance and Operations from 2000 to 2003. From 1998 to 2000, he served as Senior Vice President, Finance and Administration at Sanford C. Bernstein & Co., Inc., until it was acquired by Alliance Capital in 2000, forming Alliance Bernstein L.P. Prior to that, he served in various executive positions at Fidelity Investments and at Citicorp. Prior to joining Citicorp he was a certified public accountant with Arthur Andersen. He previously served on the board of directors of Forest Laboratories, LLC from 2011 to 2014, Computershare Ltd. from 2010 to 2012 and Alliance Bernstein L.P. from 2004 to 2009. Mr. Lieberman received a B.S. Beta Gamma Sigma with honors in business from the University of Connecticut. Our Board believes that Mr. Lieberman is qualified to serve as director based upon his experience on boards of other pharmaceutical companies and his years of experience working with healthcare and pharmaceutical companies.

Dr. Roger J. Garceau has served as a member of our Board since March 2016, and he served as our interim CEO From August 2020 to January 4, 2021. Dr. Garceau also served as our Chief Development Advisor from December 2016 to December 2021 (excluding the period he served as our interim CEO). Dr. Garceau has more than 30 years of broad pharmaceutical industry experience. He has been a director of Enterome SA since December 2016, and a director of Protara Therapeutics, Inc. since January 2019. Prior to joining Entera, Dr. Garceau served as Chief Medical Officer and Executive Vice President of NPS Pharmaceuticals, Inc. from December 2008 and January 2013 respectively, until February 2015, when NPS Pharmaceuticals, Inc., then traded on Nasdaq, was acquired by Shire plc. (NASDAQ: SHPG). Previously, Dr. Garceau served in several managerial positions with Sanofi-Aventis (NYSE: SNY) from 2002 until 2008, and Pharmacia Corporation from 1986 until 2002. Dr. Garceau is a board-certified pediatrician and is a Fellow of the American Academy of Pediatrics. Dr. Garceau holds a B.S. in Biology from Fairfield University in Fairfield, Connecticut and an M.D. from the University of Massachusetts Medical School. Our Board believes that Dr. Garceau is qualified to serve as director based upon his experience with the Company and his years of experience working with healthcare and pharmaceutical companies.

Ron Mayron has served as a member of our Board since April 2021 and is a global healthcare specialist who serves on the boards of numerous public and privately-held pharma and medical device companies in Israel, including InnoCan Pharma Ltd., IceCure Medical Ltd., BioLight Life Sciences Investments Ltd., IR-Med Inc., G-Med Ltd., Kaizen Bio Tec Ltd., and Simplivia Ltd. He previously served on the boards of DNA Biomedical Solutions Ltd. from March 2021 to May 2023, Kadimastem, Ltd. from December 2020 to December 2023, WizePharma Inc. (now Mawson Infrastructure Group Inc. (NASDAQ: MIGI)) from April 2015 to November 2018 and NurExone Biologic Inc. from December 2021 to August 2023.  His prior executive experience includes several leadership positions culminating in CEO of Teva Israel & Africa from 2009 until 2013 and CEO of S.L.E from 1999 and until 2007. Mr. Mayron’s expertise within healthcare includes M&A, integration and implementation, global business development, global operations, and supply chain management. He earned a B.Sc. from Ben-Gurion University, and an MBA from the University of Tel Aviv, and attended several programs at Insead University Fontainebleu, France and the Massachusetts Institute of Technology, Boston. Our Board believes that Mr. Mayron is qualified to serve as a director based upon his pharmaceutical industry experience in multiple capacities from operations to chief executive positions as well as his experience on multiple boards of pharmaceutical and medical device companies in Israel.

Gerald M. Ostrov has served as a member of our Board since January 2019. Mr. Ostrov consults and invests in new technologies in the medical device and consumer products fields. Mr. Ostrov currently serves on the board of directors of several privately held companies, including Synergio, a natural products company working with industry giants, Addon Optics, an innovative technology company, and Nuvo Group Ltd., a developer of next generation baby and mother health monitoring for both hospital and home use. From 2008 to 2010, he served as Chairman and CEO of Bausch & Lomb. There Mr. Ostrov led the stabilization, streamlining and pipeline building of Bausch & Lomb following its going-private transaction. From 1998 until 2006, Mr. Ostrov very successfully served as Company Group Chairman for Johnson & Johnson’s Worldwide Vision Care businesses. From 1991 to 1998, Mr. Ostrov worked for Johnson & Johnson and quickly rose to serve as Company Group Chairman of the Consumer and Personal Care businesses in North America. From 1982 to 1991, he served as President of CIBA Consumer Pharmaceuticals Company. From 1976 to 1982, he worked for the Health Care Division of Johnson & Johnson. From 1973 to 1976, Mr. Ostrov worked at Procter & Gamble. Mr. Ostrov holds a B.S. from Cornell and an M.B.A. from Harvard. Our Board believes that Mr. Ostrov is qualified to serve as a director based upon his years as an investor in healthcare related companies.

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

Yonatan Malca has served as a member of our Board since 2011. Mr. Malca currently serves as a Chief Executive Officer and director of NanoGohst Ltd. From 2009 to 2021, he served as a Chief Executive Officer and director of DNA Biomedical Solutions Ltd. (TASE: DNA). Mr. Malca also serves as a director of Jungo Connectivity Ltd. (TASE: JNGO) and Unicorn Technologies (TASE: UNCT), each of which is an Israeli public company. He also serves as director of BeamMed Ltd, a private medical device company. He previously served as a director of Nextgen-Biomed LTD. (TASE: NXGN) from July 2018 to April 2019, ARKO Holdings Ltd. from August 2014 to December 2020, and Tamda Ltd. from  July 2016 to September 2020. Mr. Malca holds a B.A. in Economics and Statistics from Bar-Ilan University and an M.A. in Economics and Finance from Bar Ilan University, Israel. Our Board believes that Mr. Malca is qualified to serve as a director based upon his pharmaceutical industry experience as an executive as well as his experience on boards of multiple pharmaceutical companies.

Haya Taitel was appointed in June 2023 to serve as a member of our Board. Ms. Taitel has over 30 years of global C-level biopharma commercial and strategic executive experience. She currently serves as the Head of Sanofi’s Global Transplant Franchise where she is responsible for increasing franchise growth and profitability. Prior to her role at Sanofi, Ms. Taitel served as the Chief Commercial Officer of Kadmon Pharmaceuticals, LLC, where she contributed to the launch of Rezurock®, from 2013 until the company was acquired by Sanofi for $1.9 billion in November 2021. Ms. Taitel also led Kadmon Board’s Executive Commercial Committee. Beginning in 1997, Ms. Taitel had held various commercial leadership positions of increasing seniority at Johnson and Johnson in multiple therapeutic areas, including oncology, immunology, neurology and women’s healthcare. Ms. Taitel holds a Master of Science, Pharmacology, (PharmD equivalence) from Temple University and a Bachelor of Science, Pharmacy and Biology from the Hebrew University School of Pharmacy in Jerusalem, Israel. Our Board believes that Ms. Taitel is qualified to serve as a director based upon her extensive biopharmaceutical industry experience and specific commercial domain expertise in women’s health.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers are not parties to any material legal proceedings.

Overall Role of the Board and Board Leadership Structure

Under the Israeli Companies Law, 1999 and the regulations promulgated thereunder (together, the “Companies Law”), our Board is responsible for setting our general policies and supervising the performance of management. Our Board may exercise all powers and may take all actions that are not specifically granted by the Companies Law or our Amended and Restated Articles of Association (“Articles”) to our shareholders or to management. Our executive officers are responsible for our day-to-day management and have individual responsibilities established by our Board. Our CEO is appointed by, and serves at the discretion of, our Board. All other executive officers are also appointed by our Board.

Under our Articles, the Board must consist of at least three and no more than ten persons. Currently, our Board consists of eight directors. Our Board is divided into three classes, with staggered three-year terms with one class comes up for election each year. The Class I directors have terms expiring at our annual meeting of shareholders in 2024, and the Class II and Class III directors have terms expiring at our annual meetings in 2025 and 2026, respectively. The members of the classes as of the date hereof are as follows:

•	the Class I directors are Miranda Toledano, Roger Garceau and Ron Mayron;

•	the Class II directors are Yonatan Malca and Haya Taitel;

•	the Class III directors are Gerald Lieberman, Gerald M. Ostrov and Mr. Sean Ellis.

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

Under the Companies Law and our Articles, nominees for directors may also be proposed by any shareholder holding at least one percent (1%) of our outstanding voting power. However, any such shareholder may propose a nominee only if a written notice of such shareholder’s intent to propose a nominee has been given to our Chief Executive Officer. Subject to any requirements under the Companies Law, to be considered timely and thereby be added to such agenda, such a request must be delivered, either in person or by certified mail, postage prepaid, and received at the Company's offices, (i) in the case of an annual meeting, no less than sixty (60) days nor more than one-hundred twenty (120) days prior to the date of the first anniversary of the preceding year’s annual meeting, provided, however, that, in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the proposing shareholder, in order to be timely, must be received no earlier than the close of business one-hundred twenty (120) days prior to such annual meeting and no later than the close of business on the later of ninety (90) days prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made, and (ii) in the case of a Company meeting of shareholders that is an extraordinary meeting, no earlier than one-hundred twenty (120) days prior to such extraordinary meeting and no later than the close of business on the later of sixty (60) days prior to such extraordinary meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made, subject to applicable law. Any such notice must include certain information, including, among other things, a description of all arrangements between the nominating shareholder and the proposed director nominee and any other person pursuant to which the nomination is to be made by the nominating shareholder, the consent of the proposed director nominee to serve as our director if elected and a declaration signed by the nominee declaring that there is no limitation under the Companies Law preventing his or her election, and that all of the information that is required under the Companies Law to be provided to us in connection with such election has been provided.

Our Board is also authorized to appoint directors in order to fill vacancies. Each of our directors will serve from the date of election or appointment until the next annual meeting of shareholders for which such director’s class is due for reelection. The approval of at least a majority of the voting power in the Company is generally required to remove any of our directors from office (other than external directors appointed according to the Companies Law, to the extent then in office).

Under the Companies Law, our Board must also determine the minimum number of directors who are required to have accounting and financial expertise. In determining the number of directors required to have such expertise, our Board must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our Board has determined that we require one director with accounting and financial expertise. Our Board has determined that Mr. Gerald M. Ostrov and Mr. Yonatan Malca each have financial and accounting expertise as defined in the regulations promulgated under the Companies Law.

Other than with respect to our directors who are also executive officers or employees, there are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their service as directors of our Company. For information with respect to compensation arrangements with our directors that are also executive officers or employees, see the sections entitled “Item 11. Executive Compensation” and “Item 13. Certain Relationships and Related Party Transactions” included in this Annual Report.

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

Role of the Board in Risk Oversight

Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Board is also apprised by management of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions. The Board’s independent oversight function is further enhanced by the fact that all the directors have complete access to management and the Board and its committees may retain their own respective advisors.

Director Independence

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets the independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report, as defined in the listing standards of Nasdaq: Gerald Lieberman, Ron Mayron, Gerald M. Ostrov, Sean Ellis, Yonatan Malca, and Haya Taitel. In making these determinations, our Board considered the current and prior relationships that each non-employee director has or had with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” contained in this Annual Report.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, executive officers and employees, including our Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions. The full text of the Code of Business Conduct and Ethics can be found on our website at www.enterabio.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of the code of ethics, we will disclose the nature of such amendment or waiver on our website as required by the rules and regulations of the SEC.

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

Our Audit Committee consists of Gerald M. Ostrov, who also serves as chairman of the committee, Yonatan Malca, and Sean Ellis. The Board has determined that each of the members of our Audit Committee is an independent director and additionally satisfies the heightened standards for audit committee service under applicable SEC and Nasdaq rules. All designated members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and SEC regulations. Our Board has determined that Gerald M. Ostrov is an audit committee financial expert.

Roles, Responsibilities and Procedures

Our Audit Committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, cybersecurity, internal control and legal compliance functions by, among other things, pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management.

Our Board has adopted an Audit Committee charter setting forth the responsibilities of the Audit Committee consistent with the applicable rules and regulations of the SEC and Nasdaq, as well as the requirements for such committee under the Companies Law, including (a) oversight of our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the Board in accordance with the Companies Law; (b) recommending the engagement or termination of our internal auditor; (c) recommending the terms of audit and non-audit services provided by the independent registered public accounting firm for pre-approval by our Board; (d) identifying deficiencies in the business management practices of our Company, including, inter alia, in consultation with our internal auditor or the independent auditor, and making recommendations to the Board as to how to correct such practices; (e) reviewing and considering the approval of related party transactions; (f) determining whether related party transactions are extraordinary or material under the Companies Law, including transactions in which an Office Holder (as defined under the Companies Law, which includes directors, the CEO, other executive officers and any other managers directly subordinate to the CEO) has a “personal interest”, under the Companies Law, and whether to approve such transactions; (g) establishing the approval process for certain transactions with a controlling shareholder or in which the controlling shareholder has a “personal interest”; (h) examining and approving the working plan of the internal auditor, subject to any modifications in its discretion; (i) examining our internal audit controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to fulfill his or her responsibilities; (j) examining the scope of our auditor’s work and compensation and submitting its recommendations with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor; (k) establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees; and (l) reviewing the our annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections.

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

Under the Companies Law, the compensation policy must be adopted by the Board after considering the recommendations of the Compensation Committee and then presented to, and approved by, the Company’s shareholders for approval.

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

Under the Companies Law, every three years we must obtain Compensation Committee, Board and shareholder approval for either the continuation of our existing compensation policy or adoption of a new compensation policy. Our compensation policy was last approved by our shareholders on October 4, 2021, after having been recommended by our Compensation Committee and approved by our Board, and will therefore need to be either re-approved, amended, or replaced by a new policy in 2024.

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

In 2021 and 2023, in determining the compensation of certain non-executive directors and in determining our compensation policy, the Compensation Committee retained the services of a compensation consultant, Brightman Almagor Zohar & co., a firm in the Deloitte Touche Tohmatsu Limited network, to conduct a comparative survey of the compensation of such Office Holders. The 2021 and 2023 comparative studies consisted of: (i) executive compensation benchmark analyses which included comparative data of the Company’s executive compensation, relative to the peer-group companies in Israel and (ii) executive compensation benchmark analyses which included comparative data of the Company’s executive compensation, relative to the peer-group companies in the United States.

Nominating and Corporate Governance Committee

Composition

Our Nominating and Corporate Governance Committee consists of Yonatan Malca, who also serves as chairman of the committee, and Sean Ellis. Each of the members of our Nominating and Corporate Governance Committee is independent under Nasdaq rules.

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

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including sufficient scientific and/or medical expertise to review and evaluate appropriately the Company’s clinical programs, research and development programs and licensing opportunities.

Scientific Advisory Committee

Our Scientific Advisory Committee consists of Roger Garceau, who also serves as chairman of the committee, along with Yonatan Malca, Miranda Toledano, and Haya Taitel.

Our Board has adopted a Scientific Advisory Committee Charter that sets forth the responsibilities of the Scientific Advisory Committee, including (a) reviewing, evaluating and reporting to the Board regarding strategy, plans and goals, as well as progress and performance, of the Company’s clinical programs, licensing activities, and research and development activities, (b) meeting with the Company’s R&D and licensing teams to evaluate the plans, goals and performance of the Company’s clinical programs and research and development projects, and make recommendations to the Board as appropriate in the opinion of the committee to fulfill the company strategic goals, (c) identifying and discussing significant emerging regulatory, research and scientific issues and trends and competitive activity, including their potential impacts on any Company programs, plans, or policies relating to its licensing opportunities, clinical programs and research and development activities. (d) evaluating the performance of the committee, including a review of the committee’s compliance with its charter, and review and reassess the charter and submit any recommended changes to the Board for its consideration and approval, (e) forming external consulting panels to assist the committee in review of specific R&D programs either current or planned and (f) such other duties and responsibilities as may be assigned to the committee, from time to time, by the Board.

A copy of the Scientific Advisory Committee Charter is available on our website at www.enterabio.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require that our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (collectively, “reporting persons”) file reports with the SEC relating to their share ownership and changes in such ownership.

Delinquent Section 16(a) Reports

Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that all reporting persons timely filed all reports required by them under Section 16(a) of the Exchange Act with respect to the year ended December 31, 2023, other than Ms. Taitel, for whom her Form 3 was filed late.

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

Officer Compensation

With regard to our executive officers, or “Officers,” (which includes our Named Executive Officers, as defined below) our compensation policy is designed to provide a mix of compensation to reward Officers for individual and company performance as well as to align their interests with the interests of shareholders. We have also designed our compensation policy to provide flexibility. It must take into consideration the fact that the appropriate mix of compensation may vary from period to period and from Officer to Officer. To achieve our goal of appropriately rewarding our Officers for their efforts, our compensation policy generally includes: (i) short-term incentives, such as an annual base salary, benefits and perquisites; (ii) short to medium-term incentives, such as an annual bonus based on target and above-target performance; and (iii) medium to long-term incentives, such as equity-based compensation and retirement benefits.

Base Salary

Base salary compensates our Officers for the performance of their standard duties and reflects each Officer’s education, skills, qualifications, expertise, professional experience and accomplishments, as well as the position, areas and scope of responsibilities of such Officer. Adjustments to base salary are periodically reviewed by the Compensation Committee and the Board.

Bonuses

Cash bonuses are generally paid annually and are intended to reward Officers based on the performance of the Company and their individual contributions. The target bonus amount and the performance measures and targets for each Officer are determined by the Compensation Committee and the Board at the beginning of each year for which a bonus may be paid. Additionally, the CEO has the power to determine the annual bonus performance measures and targets for all Officers other than for herself.

The performance measures and targets for receiving the annual bonus are intended to be measurable and quantifiable and may include, without limitation: (i) objectives such as capital investment, cash balance relative to equity, obtaining approval from the authorities in the target markets; and (ii) key performance indicators, determined for each Officer separately, according to the Officer's position. The annual bonus also includes a non-measurable, qualitative component of up to 20% of an Officer’s annual bonus, which is based on an evaluation of such Officer in accordance with qualitative measures provided in the annual bonus grant.

In addition to the annual bonus, the Compensation Committee and the Board may elect to pay each Officer a special bonus, based on non-measurable criteria (e.g., criteria or milestones not based on quantifiable measures), in recognition of a significant achievement or for completion of an assignment, such as completion of a major transaction or achieving a major milestone with material impact on our business. Under our compensation policy, a special bonus is limited to six times the monthly base salary for a given Officer, other than our CEO, for whom a special bonus is limited to three times the monthly base salary, determined by non-measurable criteria.

Equity-based Compensation

Our compensation policy also includes an equity incentive component designed to retain Officers, align Officers and shareholders’ interests and incentivize Officers to attain business achievements without taking unreasonable risk, under which the Company may grant Officers options to purchase shares, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards (collectively referred to as “equity awards”). The equity awards are determined individually by our Compensation Committee and the Board and awarded from time to time based on, among other elements, each Officer’s (a) contribution to the Company's performance, (b) ability to influence the Company's future and performance and (c) the Officer's skills, qualifications, experience, roles and personal responsibilities. Additionally, the Compensation Committee and the Board award equity-based compensation based upon the desired mix of compensation components and the mix of equity awards, as well as the desired competitive levels and dilution or pool limits.

Our compensation policy limits the annual value of equity awards granted to an Officer, measured at the applicable grant date, to 18 times the monthly base salary of such Officer. These equity awards must provide for a vesting period of not less than one year, and options may be granted with terms of not more than 10 years following the grant date. For option grants and share appreciation rights, the exercise price shall be no less than the fair market value of the underlying Ordinary Shares on the date of grant and subject to applicable law.

Hedging and Pledging

Pursuant to the terms of our compensation policy and insider trading policy, Officers and directors are prohibited from hedging or pledging their equity awards and any other Company securities. The no-hedging policy applies to each director and Officer until one year following termination of such director’s term of office or such Officer’s termination of employment, as applicable. Furthermore, Officers and directors may not pledge or use their equity awards or any other Company securities held by them as collateral for loans unless otherwise approved by the Compensation Committee and Board.

Benefits and Perquisites

Under the compensation policy, our Officers are entitled to certain fringe benefits that we believe are commonly provided to similarly situated executives in our industry. These benefits allow us to compete for talent and are therefore important to our ability to attract and retain top-level executive management. This includes vacation days, paid sick leave, as well as additional benefits such as, but not limited to, health insurance, a company car and cell phone, company-provided health insurance and meals.

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

Termination

Our Officers are further entitled to certain termination payments and benefits. Officers are entitled to an advance notice period, severance payments and retirement and termination awards. The retirement and termination awards are subject to the Compensation Committee and the Board's approval, and may be provided only: (a) in certain change of control related cases; (b) if the Officer has made a special contribution to the advancement of the Company’s business during his employment period as shall be determined by the Compensation Committee; or (c) in respect of Officers other than the CEO, if the CEO has recommended granting a retirement bonus.

Director Compensation

The compensation policy provides that non-employee directors’ compensation packages are determined pursuant to the provisions of the Companies Law in accordance with the Company's objective to attract and retain talented directors with excellent educational background, qualifications, skills, expertise, professional experience and achievements, by providing a fair and competitive compensation program. Our non-employee directors may be eligible to receive an annual Board membership fee, annual Committee membership fee and equity-based compensation. Non-employee directors may also be entitled to receive insurance, indemnification and release arrangements. The chair of the Board and the chairs of the Board committees may also receive additional annual cash payments for their service in such capacities, subject to the provisions of applicable law.

In May 2021, we elected to be exempt from the Companies Law requirement that we appoint external directors or otherwise comply with the Companies Law requirements related to the composition of the Audit Committee and Compensation Committee. Our eligibility for that exemption is conditioned upon: (i) the continued listing of our Ordinary Shares on the Nasdaq Capital Market (or one of a few select other non-Israeli stock exchanges); (ii) there not being a controlling shareholder of our company under the Companies Law; and (iii) our compliance with Nasdaq requirements as to the composition of (a) our Board of Directors, which require that we maintain a majority of independent directors, and (b) the Audit and Compensation Committees, which require that such committees consist solely of independent directors (at least three and two members, respectively). At the time that it was determined to exempt our Company from the external director requirement, our Board affirmatively determined that we met the conditions for exemption from the external director requirement. As of the date hereof, we continue to meet the conditions for exemption from the external director requirement.

As a result of our election to be exempt from the external director requirement under the Companies Law, none of our directors are categorized as external directors; therefore, the requirements and restrictions relating to external directors (including certain compensation related provisions) do not apply.

Clawback Policy

On November 30, 2023, the Board adopted an Executive Officer Clawback Policy (the “Clawback Policy”) in compliance with Rule 10D-1 under the Exchange Act and the appliable Nasdaq rules. In the event of an accounting restatement, under the Clawback Policy, the Board, or another committee designated by the Board, is required to recover certain incentive-based compensation paid to an executive officer of the Company, subject to the terms of the Clawback Policy, to the extent such incentive-based compensation was in excess of the compensation that would have otherwise been payable based upon the restated financials. The Clawback period extends for three years prior to the restatement. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002, which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Clawback Policy has been filed herewith as Exhibit 97 to this Annual Report.

Summary Compensation Table

The table and summary below outline the compensation granted to our named executive officers (“Named Executive Officers”) during our fiscal years ended December 31, 2023 and December 31, 2022. As a “smaller reporting company,” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company’s principal executive officer (“PEO”), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but who were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

The below figures are represented in thousands.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	All Other Compensation ($)	Total ($)
Miranda Toledano (2)	2023	338	-	532	80	950
Chief Executive Officer and director	2022	231	-	382	66	679
Dr. Hillel Galitzer	2023	245	-	163	51	459
Chief Operating Officer	2022	287	63	234	37	621
Dana Yaacov-Garbeli	2023	193	-	118	-	311
Chief Finance Officer	2022	193	32	156	-	381

(1)
Reflects the associated annual expense recorded in our financial statements based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in Note 6 to the Company’s audited financial statements for the year ended December 31, 2023 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)
Ms. Toledano was appointed as our Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy in May 2022. Ms. Toledano was then appointed as our Chief Executive Officer in July 2022. The compensation for from January 2022 and until May 2022 represents her compensation as a non-employee board member.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at December 31, 2023 for our Named Executive Officers.

	Number of Securities Underlying Unexercised Options		Option Expiration
Name	Exercisable	Unexercisable	Date
Miranda Toledano	33,638	-	17/1/2029
Chief Executive Officer and director	35,852	-	1/1/2031
	62,741	44,816(1)	1/1/2031
	187,500	312,500(2)	16/05/2032
	187,500	412,500(3)	15/07/2032
	-	350,000(4)	24/04/2033
Dr. Hillel Galitzer	164,062	10,937(5)	16/3/2030
Chief Operating Officer	78,125	46,875(6)	21/4/2031
	26,250	33,750(7)	24/3/2032
	-	210,000(8)	24/04/2033
Dana Yaacov-Garbeli	32,812	2,188(9)	25/06/2030
Chief Finance Officer	75,000	45,000(10)	21/04/2031
	10,938	24,062(11)	31/03/2032
	-	190,000(12)	24/04/2033

(1)	The 44,816 unexercisable options as of December 31, 2023 will vest in five equal quarterly installments beginning on January 1, 2024.

(2)	The 312,500 unexercisable options as of December 31, 2023 will vest in ten equal quarterly installments beginning on February 16, 2024.

(3)	The 412,500 unexercisable options as of December 31, 2023 will vest in eleven equal quarterly installments beginning on March 9, 2024.

(4)
Of the 350,000 unexercisable options as of December 31, 2023, 25% vest on April 24, 2024, the first anniversary of the grant date, and the remaining 75% vesting in 12 equal quarterly installments over the following three years.

(5)	The 10,937 unexercisable options as of December 31, 2023 will vest on March 16, 2024.

(6)	The 46,875 unexercisable options as of December 31, 2023 will vest in six equal quarterly installments beginning on January 20, 2024.

(7)	The 33,750 unexercisable options as of December 31, 2023 will vest in nine equal quarterly installments beginning on March 30, 2024.

(8)
Of the 210,000 unexercisable options as of December 31, 2023, 25% vest on April 24, 2024, the first anniversary of the grant date, and the remaining 75% will vest in 12 equal quarterly installments over the following three years.

(9)	The 2,188 unexercisable options as of December 31, 2023 will vest on March 16, 2024.

(10)	The 45,000 unexercisable options as of December 31, 2023 will vest in six equal quarterly installments beginning on January 20, 2024.

(11)	The 24,062 unexercisable options as of December 31, 2023 will vest in eleven equal quarterly installments beginning March 8, 2024.

(12)
Of the 190,000 unexercisable options as of December 31, 2023, 25% vest on April 24, 2024, the first anniversary of the grant date, and the remaining 75% will vest in 12 equal quarterly installments over the following three years.

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

The table below outlines compensation earned by our non-employee directors for the fiscal year ended December 31, 2023, including fees earned in cash and options awarded for services provided as a director. In order to help the Company maintain sufficient cash for operations, all non-employee directors agreed to forfeit receipt of all cash fees otherwise payable to them for the third and fourth quarters of 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Gerald Lieberman	40,000	90,966	-	130,966
Yonatan Malca	34,000	90,966	-	127,854
Gerald M. Ostrov	30,000	90,966	-	120,966
Sean Ellis	26,500	90,966	-	117,466
Dr. Roger J. Garceau	25,000	90,966	-	115,966
Ron Mayron	25,000	102,864	-	127,966
Haya Taitel	3,091	5,523	-	8,613

(1)
Reflects the associated annual expense recorded in our financial statements based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in Note 6 of the Company’s audited financial statements for the year ended December 31, 2023 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2023:

Name	Share Options
Gerald Lieberman	266,088
Dr. Roger J. Garceau	588,780
Yonatan Malca	266,088
Ron Mayron	266,088
Gerald M. Ostrov	266,088
Sean Ellis	266,088
Haya Taitel	33,638

Employment Agreements

We have entered into employment agreements with our Named Executive Officers. A summary of the material terms of these agreements with each of our Named Executive Officers is set forth below. The below descriptions of employment agreements and separation agreements, as applicable, are only summaries and are qualified in their entirety by reference to the full text of the applicable agreement, which are filed as exhibits to this Annual Report.

Miranda Toledano

In connection with Ms. Toledano’s appointment as the Company’s Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy in May 2022, Ms. Toledano entered into an employment agreement (the “Original Employment Agreement”) with the Company, providing for an annual employer cost of $350,000 inclusive of base salary, pension payments, severance and disability benefits as required under Israeli law. Additionally, Ms. Toledano was entitled to a grant of options pursuant to the Company’s 2018 Equity Incentive Plan to purchase 500,000 Ordinary Shares of the Company’s Ordinary Shares at an exercise price of $2.02 per share, the closing price of the Ordinary Shares on the date the option was approved by the Board. The options vest over four years, with 25% of the options vesting on May 16, 2023 and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment. In addition, Ms. Toledano was eligible to receive an annual bonus in an amount equal to 50% of her annual base salary. Under the Original Employment Agreement, Ms. Toledano also agreed to customary non-disclosure and non-competition covenants.

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

On April 24, 2023, the Compensation Committee and the Board voted to approve, and on September 13, 2023, the shareholders of the Company ratified and confirmed, (i) a salary increase for Ms. Toledano, according to which her annual employer cost would be increased to $480,000, and (ii) a one-time grant of options to purchase 350,000 Ordinary Shares, at an option exercise price of $0.795 per Ordinary Share, under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), both of which were deemed by the Board to be inside the respective ranges set in the Company's compensation policy. For the sake of good corporate governance, the Company and Ms. Toledano executed an amendment to Ms. Toledano's employment agreement in January 2024, under the terms of which the salary increase became effective on January 1, 2024.

Hillel Galitzer

In March 2014, we entered into an employment agreement with our Chief Operating Officer, Dr. Hillel Galitzer. Pursuant to the terms of his employment, and within the discretion granted to the Board, Dr. Galitzer was entitled to an annual gross base salary of $230,725 for both 2022 and 2023, which represents an increase in base salary from the original terms of the employment agreement approved by the Board. In 2024, the Board approved an increase to Dr. Galitzer's annual salary, and he is currently entitled to an annual gross base salary of $246,000. Additionally, pursuant to the terms of his employment agreement, Dr. Galitzer is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include short-term disability and pension fund benefits. Dr. Galitzer is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays, company car and sick leave. Subject to applicable law, Dr. Galitzer is also covered by our D&O insurance policy. Pursuant to the terms of his employment agreement. Dr Galitzer is eligible to receive equity awards under the Company’s existing and future incentive plans. Pursuant to the terms of his employment agreement, Dr. Galitzer also agreed to customary non-disclosure and non-competition covenants.

Dana Yaacov-Garbeli

In June 2019, we entered into a consulting agreement with A2Z Finance Ltd. (“A2Z”), in connection with the appointment of Ms. Yaacov-Garbeli as our Chief Financial Officer, which was further amended in June 2020, October 2021 and April 2023 (as amended, the (“consulting agreement”). Under the terms of the consulting agreement, both parties may terminate the agreement for any reason upon 30 days’ notice. In addition, the Company has the ability to terminate the agreement immediately upon the occurrence of certain limited circumstances, such as breach of contract. In 2022 and 2023, pursuant to the terms of the consulting agreement, Ms. Yaacov-Garbeli was entitled to an annual payment of $193,200. Ms. Yaacov-Garbeli's annual payment was raised to $225,000 for fiscal year 2024. In addition, Ms. Yaacov-Garbeli is reimbursed for reasonable out of pocket expenses which were pre-approved in writing in connection with her duties as Chief Financial Officer. Pursuant to the terms the consulting agreement, Ms. Yaacov-Garbeli also agreed to customary non-disclosure and non-competition covenants.

Employee Equity Incentive Plans

2013 Share Incentive Plan

On March 17, 2013, our Board approved our 2013 Plan for the granting of stock options, restricted share units, restricted share awards and performance-based awards, in order to provide incentives to our employees, directors, consultants and/or service providers. As of December 31, 2023, 1,166,880 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2013 Plan, at a weighted-average exercise price of $5.98 per share. As of December 31, 2023, all of the foregoing outstanding options had vested under the 2013 Plan. The 2013 Plan is administered by our Board or by a committee appointed by our Board. Upon the completion of our initial public offering, the remaining pool of reserved Ordinary Shares under the 2013 Plan was cancelled, and the only reserved Ordinary Shares available for grants to our employees, directors, consultants and service providers in the future are those under the 2018 Plan (which is described below).

2018 Equity Incentive Plan

On July 2, 2018, in connection with the consummation of our initial public offering, our Board approved our 2018 Plan, with the purpose of advancing the interests of our shareholders by enhancing our ability to attract, retain and motivate individuals to perform at the highest level. The 2018 Plan governs issuances of equity incentive awards from and after the closing of our initial public offering. The maximum number of Ordinary Shares initially available for issuance under equity incentive awards granted pursuant to the 2018 Plan could not exceed 12% of the total outstanding Ordinary Shares as of the time of adoption. On January 1, 2019 and on January 1 of each calendar year thereafter, an additional number of shares equal to 5% of the total outstanding Ordinary Shares on such date (or any lower number of shares as determined by our Board) have and will become available for issuance under the 2018 Plan. In our shareholders meeting held September 7, 2022, our shareholders approved an amendment to the 2018 Plan to increase the number of Ordinary Shares issuable under the 2018 Plan by a one-time additional amount of 576,188 Ordinary Shares. As of December 31, 2023, a total of 638,598 Ordinary Shares representing 1.8% of the total outstanding shares as of that date remained available for issuance under the 2018 Plan. On January 1, 2024, pursuant to the annual evergreen provision and following the approval of our Board, an additional 1,773,817 Ordinary Shares, equal to 5% of the total outstanding shares as of January 1, 2024, became available for issuance under the 2018 Plan.

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

As of December 31, 2023, 5,938,534 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2018 Plan, at a weighted-average exercise price of $1.90 per share. Of the foregoing outstanding awards, as of December 31, 2023, options to purchase 3,078,715 Ordinary Shares, in the aggregate, had vested under the 2018 Plan, with a weighted-average exercise price of $3.63 per share.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Ordinary Shares as of March 1, 2024 by:

•	each person or entity known by us to own beneficially 5% or more of our outstanding Ordinary Shares;

•	each of our directors and executive officers individually; and

•	all of our executive officers and directors as a group.

The beneficial ownership of our Ordinary Shares is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership, generally, includes any shares over which a person exercises sole or shared voting or investment power. For purposes of the table and the related footnotes, unless described otherwise within the footnotes, Ordinary Shares issuable pursuant to options or warrants that are currently exercisable will become exercisable within 60 days following March 1, 2024 to be outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group. The percentage of Ordinary Shares beneficially owned is based on 35,481,341 Ordinary Shares outstanding as of March 1, 2024. The beneficial ownership data provided below is based solely on information available to our Company and, in the case of major shareholders who are not otherwise officers or directors, has not been verified further. Except where otherwise indicated, we believe, based on information furnished to us by such owners, that the beneficial owners of the Ordinary Shares listed below have sole investment and voting power with respect to such shares.

Unless otherwise noted below, each shareholder’s address is c/o Entera Bio Ltd., Kiryat Hadassah, Minrav Building - Fifth Floor, Jerusalem, Israel.

Name	Number and Percentage of Ordinary Shares
	Number	Percent
5% or Greater Shareholders (other than directors and executive officers)
D.N.A Biomedical Solutions Ltd.(1)	3,732,540	10.5%
Gakasa Holdings LLC.(2)	3,524,275	9.9%
Centillion Fund (3)	2,396,953	6.8%
Executive Officers and Directors:
Miranda Toledano(4)	853,612	2.4%
Dr. Roger J. Garceau(5)	593,914	1.7%
Gerald Lieberman(6)	541,995	1.5%
Dr. Hillel Galitzer(7)	385,356	1.0%
Sean Ellis(8)	368,382	1.0%
Gerald M. Ostrov(9)	276,282	*
Yonatan Malca(10)	273,514	*
Ron Mayron(11)	273,282	*
Dana Yaacov-Garbeli(12)	246,580	*
Dr. Arthur Santora(13)	381,421	*
Haya Taitel (14)	53,493	*
All Directors and Executive Officers as a Group (11 persons)(15)	3,984,266	10.26%

* Less than 1%

(1)	D.N.A Biomedical Solutions Ltd.’s holdings consisted of 3,762,960 Ordinary Shares. D.N.A’s address is at Shimon Hatarsi 43 St., Tel Aviv, Israel.

(2)
Beneficial ownership includes 3,534,275 ordinary shares. This consists of: (i) 3,534,275 ordinary shares, (ii) 347,604 ordinary shares underlying Pre-Funded Warrants and (iii) 1,197,604 shares underlying Ordinary Share Warrants. The Pre-Funded Warrants and Ordinary Share Warrants beneficially owned by Gakasa Holdings LLC prohibit the exercise thereof if, after giving effect to such exercise, the holder, including any person whose beneficial ownership would be attributable to the holder, would exceed 9.99%.

(3)
Based on the Schedule 13G/A filed by Centillion Fund Inc. with the SEC on November 18, 2022 regarding its holdings as of August 31, 2022. Centillion Fund Inc’s address is 10 Manoel Street, Castries, Saint Lucia LC04 101

(4)	Consists of (i) 110,752 Ordinary Shares and (ii) 23,952 Ordinary Shares underlying warrants to acquire Ordinary Shares (iii) 718,908 Ordinary Shares underlying options to acquire Ordinary Shares

(5)	Consists of (i) 4,940 Ordinary Shares and (ii) 588,974 Ordinary Shares underlying options to acquire Ordinary Shares.

(6)	Consists of (i) 251,761 Ordinary Shares and (ii) 23,952 Ordinary Shares underlying warrants to acquire Ordinary Shares (iii) 266,282 Ordinary Shares underlying options to acquire Ordinary Shares

(7)	Consists of (i) 34,106 Ordinary Shares and (ii) 351,250 Ordinary Shares underlying options to acquire Ordinary Shares.

(8)	Consists of (i) 102,100 Ordinary Shares and (ii) 266,282 Ordinary Shares underlying options to acquire Ordinary Shares

(9)	Consists of (i) 10,000 Ordinary Shares and (ii) 266,282 Ordinary Shares underlying options to acquire Ordinary Shares.

(10)	Consists of (i) 7,232 Ordinary Shares and (ii) 266,282 Ordinary Shares underlying options to acquire Ordinary Shares.

(11)	Consists of (i) 7,000 Ordinary Shares and (ii) 266,282 Ordinary Shares underlying options to acquire Ordinary Shares.

(12)	Consists of (i) 56,580 Ordinary Shares and (ii) 190,000 Ordinary Shares underlying options to acquire Ordinary Shares.

(13)	Consists of 83,750 Ordinary Shares underlying options to acquire Ordinary Shares.

(14)	Consists of (i) 18,000 ordinary Shares (ii) 35,493 Ordinary Shares underlying options to acquire Ordinary Shares.

(15)	Consists of (i) 602,471 ordinary Shares (ii) 47,904 Ordinary Shares underlying warrant to acquire Ordinary Shares and (iii) options to acquire 3,299,785 Ordinary Shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2023, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights (#)	Weighted-average exercise price of outstanding options, RSUs, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Plan	1,166,880	$5.98	-
2018 Plan	5,938,534	$1.9	638,598
Equity compensation plans not approved by security holders	-	-	-
Total	7,105,414	$2.57	638,598

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since January 1, 2022, and any currently proposed transactions to which either the Company was a party and in which:

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

Approval of Related Party Transactions

The Companies Law requires that an Office Holder of a company promptly disclose any personal interest that he or she may have and all related material information known to him or her, in connection with any existing or proposed transaction of the company.

Pursuant to the Companies Law, any transaction with an Office Holder or in which the Office Holder has a personal interest must be brought before the Audit Committee, in order to determine whether such transaction is an Extraordinary Transaction (as defined in the Companies Law).

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

Independent Directors

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report as defined in the listing standards of Nasdaq: Gerald Lieberman, Ron Mayron, Gerald M. Ostrov, Sean Ellis, Yonatan Malca and Haya Taitel. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited) has served as our independent registered public accounting firm for 2023 and 2022. The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; and (ii) services rendered during the period in connection with tax compliance, tax advice and tax planning.

	Year Ended December 31,
	2023	2022
Audit fees (1)	$157,500	$194,000
Tax fees (2)	6,700	7,500
Total fees	$164,200	$201,500

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

4.2	Specimen Form of Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form F-1 (File No. 333-221472) filed with the SEC on November 9, 2017)
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 26, 2023)
4.4	Form of Ordinary Share Warrant (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 26, 2023)
4.5	Form of Placement Agent Warrant (and Finder Warrant) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on December 26, 2023)
10.1
Patent Transfer Agreement, dated as of February 22, 2011, between the Registrant and Oramed Ltd. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-1 (File No. 333-221472) filed with the SEC on November 9, 2017)

10.2	Sales Agreement, dated September 2, 2022, between Entera Bio. Ltd. and SVB Securities LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 2, 2022)
10.3
Securities Purchase Agreement, dated as of December 20, 2023, by and among Entera Bio Ltd. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 26, 2023)

10.4
Registration Rights Agreement, dated as of December 22, 2023, by and among Entera Bio Ltd. and the purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on December 26, 2023)

10.5†
Form of indemnification agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form F-1 (File No. 333-221472) filed with the SEC on November 20, 2017)

10.6†	The Entera Bio Ltd. Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form F-1 (File No. 333-221472) filed with the SEC on November 9, 2017)
10.7†	2018 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 (File No. 333-227488) filed with the SEC on September 24, 2018)
10.8†
Form of Stock Option Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 20-F (File No. 001-38556) filed with the SEC on March 28, 2019)

10.9†
Amended and Restated Employment Agreement, dated July 15, 2022, by and between Entera Bio Ltd. and Miranda Toledano (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 18, 2022)

10.10†*	Amendment to Employment Agreement, dated January 30, 2024, by and between Entera Bio Ltd. and Miranda Toledano.
10.11†*	Consulting agreement, dated June 2, 2019, between Entera Bio Ltd. and Dana Yaacov Garbeli (through A2Z Finance Ltd.), as amended.
10.12†*	Employment Agreement, dated as of June 8, 2014, between Entera Bio Ltd. and Dr. Hillel Galitzer, as amended.
21.1*	List of Subsidiaries
23.1*	Consent of Kesselman & Kesselman, an independent registered public accounting firm in Israel and a member of PricewaterhouseCoopers International Limited.
31.1*	Certification of Principal Executive Officer of Entera Bio Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer of Entera Bio Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Entera Bio Ltd. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2**	Certification of Principal Financial and Accounting Officer of Entera Bio Ltd. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
97*	Entera Bio Ltd. Executive Officer Clawback Policy, effective as of November 30, 2023

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report, included in the Exhibit 101 Inline XBRL Document Set.
_____________________
† Management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2024	ENTERA BIO LTD.

	By:	/s/ Miranda Toledano
Miranda Toledano
Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Miranda Toledano and Dana Yaacov-Garbelli, or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Miranda Toledano	Chief Executive Officer and Director	March 8, 2024
Miranda Toledano	(Principal Executive Officer)

/s/ Dana Yaacov-Garbeli	Chief Financial Officer	March 8, 2024
Dana Yaacov-Garbeli	(Principal Financial and Accounting Officer)

/s/ Gerald Lieberman	Director	March 8, 2024
Gerald Lieberman

/s/ Roger J. Garceau	Director	March 8, 2024
Roger J. Garceau

/s/ Ron Mayron	Director	March 8, 2024
Ron Mayron

/s/ Yonatan Malca	Director	March 8, 2024
Yonatan Malca

/s/ Sean Ellis	Director	March 8, 2024
Sean Ellis

/s/ Gerald M. Ostrov	Director	March 8, 2024
Gerald M. Ostrov

/s/ Haya Taitel	Director	March 8, 2024
Haya Taitel