Form 10-Q
period 2024-06-30
Entera Bio Ltd.
filed 2024-08-09
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ___________to ___________

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

Yes ☐      No ☒

As of August 5, 2024, the registrant had 36,324,579 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

We encourage you to read Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our 2023 Annual Report, each entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.
ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.
UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2024

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

Assets	June 30,	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	9,056	11,019
Accounts receivable	57	-
Other current assets	482	238
TOTAL CURRENT ASSETS	9,595	11,257

NON-CURRENT ASSETS:
Property and equipment, net	76	100
Operating lease right-of-use assets	344	388
Deferred income taxes	14	14
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	440	508
TOTAL ASSETS	10,035	11,765
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	69	83
Accrued expenses and other payables	1,070	874
Current maturities of operating lease	155	134
TOTAL CURRENT LIABILITIES	1,294	1,091
NON-CURRENT LIABILITIES:
Operating lease liabilities	179	256
Liability for employee rights upon retirement	30	32
TOTAL NON-CURRENT LIABILITIES	209	288
TOTAL LIABILITIES	1,503	1,379
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of June 30, 2024 and December 31, 2023, 140,010,000 shares; issued and outstanding as of June 30, 2024 and December 31, 2023, 36,314,579 and 35,476,341 shares, respectively	1	1
Additional paid-in capital	117,038	114,730
Accumulated other comprehensive income	41	41
Accumulated deficit	(108,548)	(104,386)
TOTAL SHAREHOLDERS' EQUITY	8,532	10,386
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	10,035	11,765

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

REVENUES	57	-	57	-
COST OF REVENUES	48	-	48	-
GROSS PROFIT	9	-	9	-
OPERATING EXPENSES:
Research and development	1,821	2,140	1,086	1,209
General and administrative	2,415	2,429	1,088	1,135
Other income	-	(27)	-	(14)
TOTAL OPERATING EXPENSES	4,236	4,542	2,174	2,330
OPERATING LOSS	4,227	4,542	2,165	2,330

FINANCIAL INCOME, NET	(65)	(27)	(20)	(5)
NET LOSS	4,162	4,515	2,145	2,325

LOSS PER SHARE BASIC AND DILUTED	0.11	0.16	0.06	0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	36,913,725	28,811,162	37,090,160	28,812,375

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2024	35,476,341	1	114,730	41	(104,386)	10,386
Net loss	-	-	-	-	(4,162)	(4,162)
Exercise of warrants to Ordinary Shares	89,820	*	90	-	-	90
Exercise of options to Ordinary Shares	447,292	*	555	-	-	555
Issuance of Ordinary Shares under the ATM program, net of issuance costs	236,126	*	601	-	-	601
Vested restricted share units	65,000	*	-	-	-	-
Share-based compensation	-	-	1,062	-	-	1,062
BALANCE AT JUNE 30, 2024	36,314,579	1	117,038	41	(108,548)	8,532

BALANCE AT APRIL 1, 2024	35,526,281	1	115,224	41	(106,403)	8,863
Net loss	-	-	-	-	(2,145)	(2,145)
Exercise of warrants to Ordinary Shares	59,880	*	60	-	-	60
Exercise of options to Ordinary Shares	447,292	*	555	-	-	555
Issuance of Ordinary Shares under the ATM program, net of issuance costs	236,126	*	601	-	-	601
Vested restricted share units	45,000	*	-	-	-	-
Share-based compensation	-	-	598	-	-	598
BALANCE AT JUNE 30, 2024	36,314,579	1	117,038	41	(108,548)	8,532

BALANCE AT JANUARY 1, 2023	28,809,922	*	107,210	41	(95,497)	11,754
Net loss	-	-	-	-	(4,515)	(4,515)
Issuance of Ordinary Shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	988	-	-	988
BALANCE AT JUNE 30, 2023	28,813,952	*	108,203	41	(100,012)	8,232

BALANCE AT APRIL 1, 2023	28,809,922	*	107,726	41	(97,687)	10,080
Net loss	-	-	-	-	(2,325)	(2,325)
Issuance of Ordinary Shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	472	-	-	472
BALANCE AT JUNE 30, 2023	28,813,952	*	108,203	41	(100,012)	8,232

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net loss	(4,162)	(4,515)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	24	29
Share-based compensation	1,062	988
Finance income, net	(14)	(6)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	(57)	217
Increase in other current assets	(232)	(356)
Increase (decrease) in accounts payable	(14)	223
Increase in accrued expenses and other payables	196	252
Net cash used in operating activities	(3,197)	(3,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12)
Net cash used in investing activities	-	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares under the ATM program, net of issuance costs	601	5
Exercise of options into shares	555	-
Exercise of warrants into shares	90	-
Net cash provided by financing activities	1,246	5

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(1,951)	(3,175)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	11,085	12,376
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	9,134	9,201
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	9,056	9,135
Restricted deposits included in other current assets	78	66
Total cash and cash equivalents and restricted deposits	9,134	9,201
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	66	-
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	33	449

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

a.
Entera Bio Ltd. (collectively with its subsidiary, the “Company”) was incorporated on September 30, 2009 and commenced operations on June 1, 2010. On January 8, 2018, the Company incorporated its wholly owned subsidiary, Entera Bio Inc., in Delaware, United States. The Company is focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. The Company focuses on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

The Company’s most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis with no prior fracture. The Company is preparing to initiate a Phase 3 registrational study for EB613 following the FDA’s expected qualification of a quantitative BMD endpoint.

The EB612 program is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for hypoparathyroidism. Additionally, the Company intends to license its N-Tab™ technology to biopharmaceutical companies for use with their proprietary compounds.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit since our inception in 2010 in the amount of $108.5 thousand as of June 30, 2024 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of June 30, 2024 will allow the Company to operate under its current plans into the third quarter of 2025. This assumes the use of the Company’s capital to fund its ongoing operations, including regulatory expenses and optimization related to the preparation of the EB613 phase 3 study, research and development, the completion of an additional  Phase 1 PK study related to the Company’s new generation platform and the GLP-2/OXM collaborative research the Company is conducting with OPKO Biologics, Inc., a subsidiary of OPKO Health Inc. The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management continually evaluates various financing alternatives in the public and private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through capital raising. However, there is no certainty that the Company will be able to obtain such funding. These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

d.
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas. In addition, in April 2024, Israel experienced a direct attack from Iran, involving hundreds of drones and missiles launched towards various parts of the country, mostly targeting military bases. The Israeli defense systems, aided by international allies, successfully intercepted the majority of these attacks, minimizing physical damage and casualties. Additionally, since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel.

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
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2024, and the consolidated results of operations, statements of changes in shareholders' equity for the three and six-month periods ended June 30, 2024 and 2023 and cash flows for the six-month periods ended June 30, 2024 and 2023.

The consolidated results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options, warrants and restricted share units (“RSUs”), which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants exercisable into 16,785,585 shares and 7,360,374 shares for the six months ended June 30, 2024 and 2023, respectively, and 17,068,031 shares and 7,604,195 shares for the three months ended June 30, 2024 and 2023, respectively, because the effect would have been anti-dilutive.

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

a.
During the six months ended June 30, 2024, 89,820 warrants issued in connection with the Company’s December 2023 private placement (the “December 2023 PIPE”) were exercised for 89,820 ordinary shares for a total consideration of $90.

b.
On September 2, 2022, the Company entered into a sales agreement with Leerink Partners LLC (formerly known as SVB Securities LLC), as sales agent, to implement an ATM program under which the Company may from time to time offer and sell up to 5,000,000 ordinary shares (the “Leerink ATM Program”).

During the three months ended June 30, 2024 the Company issued 236,126 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $601 at a weighted average price of $2.54 per ordinary share.

c.	During the three months ended June 30, 2024, a former employee of the Company exercised 447,292 options for 447,292 ordinary shares for total consideration of $555.

2.	Share-based Compensation:

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

b.
On February 1, 2024, the Company entered into a consulting agreement with an investor relations consulting firm. Under the terms of the agreement, the Company agreed to pay a monthly fee of $5 and issued to the consultant 25,000 RSUs. The RSUs vest in five equal monthly installments over a five-month period that began on February 1, 2024. As of June 30, 2024, all 25,000 RSUs had vested. The fair value of the RSUs was $22.

c.
On February 15, 2024, the Company entered into a consulting agreement with an additional investor relations firm. Under the terms of the agreement, the Company agreed to issue the consultant 50,000 RSUs. The RSUs vest in five equal monthly installments over a five-month period that started on February 15, 2024. As of June 30, 2024, 40,000 RSUs had vested. The fair value of the RSUs was $53.

d.	On April 19, 2024, the board of directors approved the following options grants:

(i)
options to purchase an aggregate of 768,000 ordinary shares were granted to employees, executive officers and a service provider with an exercise price of $1.99 per share. The fair value of the options at the grant date was $1,098; and

(ii)
options to purchase an aggregate of 500,000 ordinary shares were granted to the Company’s Chief Executive Officer with an exercise price of $1.99 per share which was the share price on grant date. This grant was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 31, 2024.

These options vest over three years from the date of grant; 33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options will vest in eight equal quarterly installments following the first anniversary of the grant date.

(iii)
options to purchase an aggregate of 90,000 ordinary shares were granted to two advisory board members with an exercise price of $1.99 per share which was the share price on the grant date. These options vested immediately at the grant date. The fair value of the options at the grant date was $124.

In addition, the board of directors approved the grant of 209,548 RSUs to executive officers (or entities controlled by such executive officers) in lieu of an annual cash bonus, of which 124,121 RSUs that were granted to the CEO and was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 31, 2024. The RSUs vest in four equal quarterly installments over a one-year period that started on April 19, 2024. The fair value of the RSUs was $417 using the fair value of the RSU’s on the board approval date.

The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Exercise price	$0.60-$1.99	$0.73-$0.79
Dividend yield	-	-
Expected volatility	74.28%-84.5%	74%-76%
Risk-free interest rate	3.93%-4.66%	3.58%-3.98%
Expected life - in years	5.3-5.87	5.3-6.11

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	June 30,	December 31,
Other current assets:	2024	2023
Prepaid expenses	268	34
Advance income tax	69	69
Restricted deposits	78	66
Other	67	69
	482	238

	June 30,	December 31,
Accrued expenses and other payables:	2024	2023
Employees and employees related	166	159
Provision for vacation	260	215
Accrued expenses	644	500
	1,070	874

NOTE 5 - EVENTS DURING THE PERIOD

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party. According to the agreement, the third party will pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget.

The Company recognize revenues according to ASC 606, "Revenues from Contracts with Customers”.

Revenues attributed to the research services agreement are recognized over the duration of the research services agreement.

The Company concluded that because the research services provided under the research services agreement have no alternative use (because, in nature, these services are unique to each customer) and the Company has the right to receive payment for performance completed to date, at all times during the contract term, revenue is recognized over the time using the input model method which is labor hours expended and time lapsed.

For the three months ended June 30, 2024, the Company recognized total revenues of $57 from this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report, Part II, Item 1A-Risk Factors in this Quarterly Report, and Part I, Item 1A-Risk Factors in our 2023 Annual Report. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future operations, revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in Part I, Item 1A-Risk Factors in our 2023 Annual Report.

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

Oral PTH(1-34) Programs

Our most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis with no prior fracture. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). Following the completion of a Type C and a Type D meeting with the U.S. Food and Drug Administration’s (FDA), we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application for EB613. In November 2023, we reported that the American Society for Bone and Mineral Research (ASBMR) announced that the SABRE (Strategy to Advance BMD as a Regulatory Endpoint) project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. In March 2024, we reported that the ASBMR had announced that the FDA ruling to qualify the treatment-related change in BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months of March 2024. We believe EB613 stands as the first program to potentially avail itself of the ASBMR-SABRE BMD endpoint.

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

In September 2023, we entered into a research collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”). Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin analogs for the development of oral tablet formulations using our proprietary N-Tab™ technology. In March 2024, we announced positive in vivo pharmacokinetic (PK) results from our collaborative research, combining a proprietary long acting GLP-2 agonist developed by OPKO with Entera’s proprietary N-Tab™ technology. The program is focused on developing the first and only GLP-2 peptide tablet alternative for patients suffering from short bowel syndrome and additional disorders involving mucosal inflammation and nutrient malabsorption.

Oxyntomodulin (OXM) is a naturally occurring peptide hormone found in the colon, with glucagon-like-peptide 1 (GLP-1) and glucagon dual agonist activity that suppresses appetite and induces weight loss. OPKO has developed several proprietary, modified OXM analogs as potential candidates for treating obesity, including an injectable pegylated peptide which demonstrated significant reductions in weight loss and decreased plasma triglyceride levels in over 430 patients in phase 2/2B studies.

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

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated, and the royalty liability may increase (up to three times the amount of the grant amount and the interest) if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. As of June 30, 2024, the total royalty amount that would be payable by the Company to the IIA, before interest and payments as described above, is approximately $460 thousand. As of June 30, 2024, we had paid royalties to the IIA in the amount of $96,000 related to a collaboration agreement and other material transfer agreements.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped hundreds Israeli civilians and soldiers, including infants, children and elderly men and women. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Israel's economy in general.

In April 2024, Israel experienced a direct attack from Iran, involving hundreds of drones and missiles launched towards various parts of the country, mostly targeting military bases. The Israeli defense systems, aided by international allies, successfully intercepted the majority of these attacks, minimizing physical damage and casualties. Additionally, Since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel's political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists.

While we have a few employees who are in active military service, the ongoing war with Hamas, and the conflict with Iran and its proxies have not, to date, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of such conflicts. While R&D and management are located in Israel, other core activities including clinical, regulatory and our supply chain are not. However, we cannot currently predict the intensity or duration of Israel’s war against Hamas or the conflict with Iran and its proxies, nor can we predict how such conflicts will ultimately affect our business and operations or Israel’s economy in general.

Financial Overview

Since our inception, we have raised a total of $93.1 million from a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended June 30, 2024 and 2023, our operating losses were $2.2 million and $2.3 million, respectively. For the six months ended June 30, 2024 and 2023, our operating losses were $4.2 million and $4.5 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

Since inception in 2010 through  June 30, 2024, we had an accumulated deficit of $108.5 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

Notwithstanding our current expectation that we will have sufficient capital to continue operations into the third quarter of 2025 without additional funding, because of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern, and our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023, expressing the existence of substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. See Part I, Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital contained in our 2023 Annual Report.

As of June 30, 2024, we had cash and cash equivalents of $9.1 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2025, which include the capital required to fund our ongoing operations, including regulatory expenses and optimization related to the preparation of the EB613 phase 3 study, research and development, the completion of an additional  Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with their anticipated qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings and strategic collaborations. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of June 30, 2024, we had a total of 19 employees, of whom 17 are full-time employees, and all are based in Israel (including our Chief Executive Officer, Chief of Research and Development and Chief Operating Officer). In addition, we employ a number of specialized outside advisors and expert consultants based in the United States, the United Kingdom and Europe. Our operations are located in Jerusalem, Israel.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party. According to the agreement, the third party will pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget. For the three months ended June 30, 2024, the Company recognized total revenues of $57 thousand from this agreement.

The Company recognize revenues according to ASC 606, "Revenues from Contracts with Customers”.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended June 30, 2024 and 2023, our research and development expenses were $1.1 million and $1.2 million, respectively. For the six months ended June 30, 2024 and 2023, our research and development expenses were $1.8 million and $2.1 million, respectively. Research and development expenses for the three and six months ended June 30, 2024 and 2023 were primarily for the development of EB613 and EB612 and our collaboration with OPKO related to GLP-2 and OXM. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Taxes on Income

We have not generated taxable income since our inception, and, as of June 30, 2024, we had carry-forward tax losses of $79.5 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry-forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of June 30, 2024, Entera Bio Inc. had tax loss carry-forwards of $156 thousand.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
	(In thousands, except for percentage information)
Revenues	$57	$-	$57	100%
Cost of Revenues	$48	$-	$48	100%
Gross Profit	$9	$-	$9	100%
Operating expenses:
Research and development expenses	$1,086	$1,209	$(123)	(10)%
General and administrative expenses	$1,088	$1,135	$(47)	(4)%
Other income	$-	$(14)	$(14)	(100)%
Operating loss	$2,165	$2,330	$(165)	(7)%
Financial income, net	$(20)	$(5)	$15	300%
Net loss	$2,145	$2,325	$(180)	(8)%

Revenues

Revenues for the three months ended June 30, 2024 were $57 thousand, which were attributable to research services provided pursuant to the research services agreement. We did not recognize any revenue for the three months ended June 30, 2023.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024 was $48 thousand, which was attributable to research services provided pursuant to the research services agreement. We did not recognize any cost of revenues for the three months ended June 30, 2023.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 were $1.1 million, as compared to $1.2 million for the three months ended June 30, 2023. The decrease of $0.1 million was primarily due to a decrease of $0.2 million in clinical expenses for our Phase 1 PK study related to our new generation platform and new formulations for EB612 and a related decrease of $0.1 million in consultant costs. The decrease was partially offset by an increase of $0.2 million in share-based compensation.

General and Administrative Expenses

General and administrative expenses for both the three months ended June 30, 2024 and 2023 were $1.1 million. There were no material changes in the three months ended June 30, 2024 as compared to the same period in previous year.

Financial Income, Net

Financial income, net for the three months ended June 30, 2024 was $20 thousand as compared to $5 thousand for the three months ended June 30, 2023. Our financial income, net for the three months ended June 30, 2024 and 2023 was composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Comparison of Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
	(In thousands, except for percentage information)
Revenues	$57	-	$57	100%
Cost of Revenues	$48	-	$48	100%
Gross Profit	$9	-	$9	100%
Operating expenses:
Research and development expenses	$1,821	$2,140	$(319)	(15)%
General and administrative expenses	$2,415	$2,429	$(14)	(1)%
Other income	$-	$(27)	$(27)	(100)%
Operating loss	$4,227	$4,542	$(315)	(7)%
Financial income, net	$(65)	$(27)	$38	141%
Net loss	$4,162	$4,515	$(353)	(8)%

Revenues

Revenues for the six months ended June 30, 2024 were $57 thousand, which were attributable to research services provided pursuant to the research service agreement. We did not recognize any revenue for the six months ended June 30, 2023.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2024 was $48 thousand, which was attributable to R&D services provided pursuant to the R&D service agreement. We did not recognize any cost of revenues for the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses for six months ended June 30, 2024 were $1.8 million, as compared to $2.1 million for the six months ended June 30, 2023. The decrease of $0.3 million was primarily due to a decrease of $0.3 million in clinical expenses for our Phase 1 PK study related to our new generation platform and new formulations for EB612 and a related decrease of $0.2 million in consultant cost. The decrease was partially offset by an increase of $0.2 million in share-based compensation.

General and Administrative Expenses

General and administrative expenses for both the six months ended June 30, 2024 and 2023 were $2.4 million. For the six months ended June 30, 2024, there was a decrease of $0.1 million in D&O insurance costs, which was offset by an increase of $0.1 million in professional services and other fees.

Financial Income, Net

Financial income, net for the six months ended June 30, 2024 and 2023 was $65 thousand and $27 thousand, respectively. Our financial income is composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended June 30, 2024 and 2023, our operating losses were $2.2 million and $2.3 million, respectively. For the six months ended June 30, 2024 and 2023, our operating losses were $4.2 million and $4.5 million, respectively.   Since inception in 2010 through June 30, 2024, we had an accumulated deficit of $108.5 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations.

Notwithstanding our current expectation that we will have sufficient capital to continue operations into the third quarter of 2025 without additional funding, because of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. See Part I, Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital contained in our 2023 Annual Report.

Since our inception, we have raised a total of $93.1 million, including $26.5 million through at-the-market-offering (“ATM”) programs, $20.9 million in private placements since our IPO, $11.2 million in our IPO in 2018 and $34.5 million in aggregate funding from a combination of grants, the issuance of Ordinary Shares upon the exercise of options and warrants, and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, through June 30, 2024, we had received approximately $1.7 million under our previously terminated collaboration agreement.

As of June 30, 2024, we had cash and cash equivalents of $9.1 million. Our primary uses of cash have been to fund research and development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program, under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “Leerink ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as reimbursement of expenses. As of June 30, 2024, we had sold an aggregate of 240,156 shares under the Leerink ATM Program for aggregate proceeds of $0.6 million, net of issuance costs.

Funding Requirements

We believe that our existing capital resources will be sufficient to fund our operations into the third quarter of 2025, which include regulatory expenses and optimization related to the preparation of the EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA pursuant to their qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all.  Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

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

Notwithstanding our current expectation that we will have sufficient capital to continue operations into the third quarter of 2025 without additional funding, because of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2023, expressing the existence of substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy, and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30, (unaudited)
	2024	2023
	(In thousands)
Net Cash used in operating activities	$(3,197)	$(3,168)
Net Cash used in investing activities	$-	$(12)
Net Cash provided by financing activities	$1,246	$5
Net decrease in cash and cash equivalents	$(1,951)	$(3,175)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $3.2 million, consisting primarily of our operating loss of $4.2 million and an increase of $0.1 million in our working capital, which was partially offset by approximately $1.1 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the six months ended June 30, 2023 was $3.2 million, consisting primarily of our operating loss of $4.5 million, which was partially offset by a decrease of $0.3 million in our working capital and $1.0 million of share-based compensation and depreciation expenses.

The changes in cash used in operating activities for the six months ended June 30, 2024 compared to the same period in 2023 was mainly attributed to a decrease of $0.3 million in our operating loss, which was offset by an increase of $0.4 million in working capital and an increase of $0.1 million in share-based compensation.

Net Cash Used in Investing Activities

There was no net cash generated or provided by investing activity for the six months ended June 30, 2024.

Net cash used in investing activities for the six months ended June 30, 2023 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of the net proceeds of $0.6 million from the issuance of Ordinary Shares under the Leerink ATM Program and $0.6 million from the issuance of Ordinary Shares upon the exercise of options and warrants.

Net Cash provided by financing activities for the six months ended June 30, 2023 consisted of the net proceeds of $5 thousand from the issuance of Ordinary Shares under the Leerink ATM Program.

Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

In April 2024, Israel experienced a direct attack from Iran, involving hundreds of drones and missiles launched towards various parts of the country, mostly targeting military bases. The Israeli defense systems, aided by international allies, successfully intercepted the majority of these attacks, minimizing physical damage and casualties. Additionally, since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the middle east, affecting Israel's political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists.

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

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. Although such hostilities did not have a material adverse impact on our business in the past, we cannot guarantee that hostilities will not be renewed and have such an effect in the future. The political and security situation in Israel may result in parties with whom we have contracts claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions. These or other Israeli political or economic factors could harm our operations and product development. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. In addition, due to the ongoing war with Hamas, the international rating agency Moody's has downgraded Israel's credit rating from A1 to A2 and revised its outlook from stable to negative, indicating the possibility of further downgrades in the future. This lowered credit rating, as well as the ongoing war with Hamas, could make it more difficult for us to raise capital, if needed. We could experience disruptions if acts associated with such conflicts result in any serious damage to our facilities. Furthermore, several countries, as well as certain companies and organizations, continue to restrict business with Israel and Israeli companies, which could have an adverse effect on our business and financial condition in the future. Our business interruption insurance may not adequately compensate us for losses, if at all, that may occur as a result of an event associated with a security situation in the Middle East, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2024, our board of directors granted 30,151 restricted stock units (“RSUs”) under the Company’s existing equity inventive plan to an entity controlled by an executive officer of the Company for services rendered by the executive officer in lieu of an annual cash bonus. The RSUs vest in four equal quarterly installments over one year that started on April 19, 2024.

The offer and sale of the RSUs were not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements. The Company’s offer and sale of the RSUs were made in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

ENTERA BIO LTD.

Date: August 9, 2024	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)