Form 10-Q
period 2024-09-30
Entera Bio Ltd.
filed 2024-11-08
CIK 1638097

GREGE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐     No ☒

As of November 4, 2024, the registrant had 36,832,220 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Various statements in this Quarterly Report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Quarterly Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words including, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Item 1A-Risk Factors” of this Quarterly Report and in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Meaningful factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

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

•
The duration and intensity of the ongoing Israel-Hamas War, and escalation of Hezbollah's conflict since October 2023 as well as the developing conflict with Iran and its proxies in the Middle East, such as the Houthis in Yemen and militias in Iraq and Syria, and their impact on our operations and workforce, including our research and development and clinical trials.

All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely heavily on the forward-looking statements we make. Except as required by applicable law, we are under no duty, and expressly disclaim any obligation, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult all further disclosures we make in each annual, quarterly or current report that we file with the Securities and Exchange Commission (“SEC”).

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

PART I.
ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2024

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

Assets	September 30,	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	6,915	11,019
Accounts receivable	42	-
Other current assets	383	238
TOTAL CURRENT ASSETS	7,340	11,257

NON-CURRENT ASSETS:
Property and equipment, net	65	100
Operating lease right-of-use assets	316	388
Deferred income taxes	14	14
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	401	508
TOTAL ASSETS	7,741	11,765
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	184	83
Accrued expenses and other payables	765	874
Current maturities of operating lease	162	134
TOTAL CURRENT LIABILITIES	1,111	1,091
NON-CURRENT LIABILITIES:
Operating lease liabilities	147	256
Liability for employee rights upon retirement	31	32
TOTAL NON-CURRENT LIABILITIES	178	288
TOTAL LIABILITIES	1,289	1,379
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of September 30, 2024 and December 31, 2023, 140,010,000 shares; issued and outstanding as of September 30, 2024 and December 31, 2023, 36,512,214 and 35,476,341 shares, respectively	1	1
Additional paid-in capital	117,979	114,730
Accumulated other comprehensive income	41	41
Accumulated deficit	(111,569)	(104,386)
TOTAL SHAREHOLDERS' EQUITY	6,452	10,386
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	7,741	11,765

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023

REVENUES	99	-	42	-
COST OF REVENUES	90	-	42	-
GROSS PROFIT	9	-	-	-
OPERATING EXPENSES:
Research and development	3,298	3,510	1,477	1,370
General and administrative	3,959	3,457	1,544	1,028
Other income	-	(39)	-	(12)
TOTAL OPERATING EXPENSES	7,257	6,928	3,021	2,386
OPERATING LOSS	7,248	6,928	3,021	2,386

FINANCIAL INCOME, NET	(65)	(63)	-	(36)
LOSS BEFORE INCOME TAX	7,183	6,865	3,021	2,350
INCOME TAX	-	29	-	29
NET LOSS	7,183	6,894	3,021	2,379

LOSS PER SHARE BASIC AND DILUTED	0.19	0.24	0.08	0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	37,163,478	28,812,122	37,644,612	28,813,952

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2024	35,476,341	1	114,730	41	(104,386)	10,386
Net loss	-	-	-	-	(7,183)	(7,183)
Exercise of warrants to Ordinary Shares	89,820	*	90	-	-	90
Exercise of options to Ordinary Shares	469,340	*	568	-	-	568
Issuance of Ordinary Shares under the ATM program, net of issuance costs	236,126	*	601	-	-	601
Vested restricted share units	240,587	*	*	-	-	-
Share-based compensation	-	-	1,990	-	-	1,990
BALANCE AT SEPTEMBER 30, 2024	36,512,214	1	117,979	41	(111,569)	6,452

BALANCE AT July 1, 2024	36,314,579	1	117,038	41	(108,548)	8,532
Net loss	-	-	-	-	(3,021)	(3,021)
Exercise of options to Ordinary Shares	22,048	*	13	-	-	13
Vested restricted share units	175,587	*	*	-	-	-
Share-based compensation	-	-	928	-	-	928
BALANCE AT SEPTEMBER 30, 2024	36,512,214	1	117,979	41	(111,569)	6,452

BALANCE AT JANUARY 1, 2023	28,809,922	*	107,210	41	(95,497)	11,754
Net loss	-	-	-	-	(6,894)	(6,894)
Issuance of shares under the ATM program, net of issuance costs	4,030	*	5	-	-	5
Share-based compensation	-	-	1,371	-	-	1,371
BALANCE AT SEPTEMBER 30, 2023	28,813,952	*	108,586	41	(102,391)	6,236

BALANCE AT JULY 1, 2023	28,813,952	*	108,203	41	(100,012)	8,232
Net loss	-	-	-	-	(2,379)	(2,379)
Share-based compensation	-	-	383	-	-	383
BALANCE AT SEPTEMBER 30, 2023	28,813,952	*	108,586	41	(102,391)	6,236

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2024	2023
Net loss	(7,183)	(6,894)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	35	43
Deferred income taxes	-	29
Share-based compensation	1,990	1,371
Finance income, net	(10)	(20)
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	(42)	246
Increase in other current assets	(133)	(114)
Increase in accounts payable	101	547
Increase (decrease) in accrued expenses and other payables	(109)	99
Net cash used in operating activities	(5,351)	(4,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(12)
Net cash used in investing activities	-	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares under the ATM program, net of issuance costs	601	5
Exercise of options into shares	568	-
Exercise of warrants into shares	90	-
Net cash provided by financing activities	1,259	5

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(4,092)	(4,700)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	11,085	12,376
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	6,993	7,676
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	6,915	7,585
Restricted deposits included in other current assets	78	91
Total cash and cash equivalents and restricted deposits	6,993	7,676
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	67	-
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	32	449

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

The Company’s product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for hypoparathyroidism. Additionally, the Company intends to license its N-Tab™ technology to biopharmaceutical companies for use with their proprietary compounds.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $111.6 million as of September 30, 2024 and negative cash flows from operating activities. The Company's management is of the opinion that the Company’s available funds as of September 30, 2024 will allow it to operate under its current plans into the third quarter of 2025. This assumes the use of the Company’s capital to fund its ongoing operations, including regulatory expenses and optimization related to the preparation of the EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation platform and the GLP-2/OXM collaborative research the Company is conducting with OPKO Biologics, Inc., a subsidiary of OPKO Health Inc. The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management continually evaluates various financing alternatives in the public and private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through capital raising. However, there is no certainty that the Company will be able to obtain such funding. These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Cont.)

Since the onset of these events, hostilities have persisted along Israel's northern border with Lebanon, primarily involving the Hezbollah terror organization, as well as other extremist groups in the region, including the Houthis in Yemen and various militia groups in Syria and Iraq. Israel has conducted multiple targeted strikes against these terror organizations.

In addition, since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel's political and trade relations, especially with neighboring countries and global allies. Additionally, since April 2024, Israel has experienced direct attacks from Iran, involving hundreds of drones and missiles launched towards various parts of the country, mostly targeting military bases, threatening continued aggression while also exerting considerable influence over regional militia groups encouraging them to launch attacks against Israel. The Israeli defense systems, aided by international allies, successfully intercepted the majority of these attacks, minimizing physical damage and casualties. In October 2024, Israel initiated ground and air operations against Hezbollah in Lebanon.  The situation remains fluid, and the potential for further escalation exists. While the Company has a few employees who are in active military service, the ongoing war with Hamas, the escalation of Hezbollah's conflict and the conflict with Iran and its proxies have not, to date, materially impacted the Company’s business or operations. Furthermore, the Company does not expect any delays to any of its programs as a result of such conflicts. While R&D and management are located in Israel, other core activities including clinical, regulatory and our supply chain are not. However, the Company cannot currently predict the intensity or duration of Israel’s war against Hamas, the escalation of Hezbollah's conflict or the conflict with Iran and its proxies, nor can it predict how such conflicts will ultimately affect the Company’s business and operations or Israel’s economy in general.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2024, the consolidated results of operations and statements of changes in shareholders' equity for the three and nine-month periods ended September 30, 2024 and 2023, and cash flows for the nine-month periods ended September 30, 2024 and 2023.

The consolidated results of operations for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2023, as filed with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2024.

b.	Loss per share

Basic loss per share is computed on the basis of net loss for the period divided by the weighted average number of outstanding ordinary shares and pre-funded warrants during the period.  Each outstanding pre-funded warrant has no expiration and is exercisable at a price of NIS 0.0000769 per ordinary share.

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive.  Ordinary share equivalents include outstanding stock options, warrants and restricted share units (“RSUs”), which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants exercisable into 17,136,035 shares and 7,244,450 shares for the nine months ended September 30, 2024 and 2023, respectively, and 17,276,113 shares and 6,999,180 shares for the three months ended September 30, 2024 and 2023, respectively, because the effect would have been anti-dilutive.

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

a.
During the nine months ended September 30, 2024, warrants issued in connection with the Company’s December 2023 private placement were exercised for an aggregate of 89,820 ordinary shares for a total consideration of $90.

b.
On September 2, 2022, the Company entered into a sales agreement with Leerink Partners LLC (formerly known as SVB Securities LLC), as sales agent, to implement an ATM program under which the Company may from time to time offer and sell up to 5,000,000 ordinary shares (the “Leerink ATM Program”).

During the nine months ended September 30, 2024, the Company issued an aggregate of 236,126 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $601 at a weighted average price of $2.54 per ordinary share.

c.	During the nine months ended September 30, 2024, a former employee of the Company exercised options for an aggregate of 447,292 ordinary shares for total consideration of $555.

d.	During the nine months ended September 30, 2024, a former non-executive board member exercised options for an aggregate of 22,048 ordinary shares for a total consideration of $13.

2.	Share-based Compensation:

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

b.
On February 1, 2024, the Company entered into a consulting agreement with an investor relations consulting firm. Under the terms of the agreement, the Company agreed to pay a monthly fee of $5 and issued to the consultant 25,000 RSUs. The RSUs vested in five equal monthly installments over a five-month period that began on February 1, 2024. As of September 30, 2024, all 25,000 RSUs had vested. The fair value of the RSUs on the date of grant was $22.

On August 27, 2024, the Company signed on an amendment to the consulting agreement and granted additional 25,000 RSUs to an investor relations consulting firm. The RSUs vest in four installments, 10,000 RSU's vested on August 31,2024, 5,000 RSU's vested on September 30, 2024, 5,000 RSU's shall vest on October 31, 2024, and 5,000 RSU's shall vest on November 30, 2024. As of September 30, 2024, 15,000 RSUs had vested. The fair value of the RSUs on the date of grant was $43.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 3 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

c.
On February 15, 2024, the Company entered into a consulting agreement with an additional investor relations firm. Under the terms of the agreement, the Company agreed to issue the consultant 50,000 RSUs. The RSUs vested in five equal monthly installments over a five-month period that started on February 15, 2024. As of September 30, 2024, all 50,000 RSUs had vested. The fair value of the RSUs on the date of grant was $53.

d.	On April 19, 2024, the board of directors approved the following options grants:

(i)
options to purchase an aggregate of 768,000 ordinary shares to employees, executive officers and a service provider with an exercise price of $1.99 per share. The fair value of the options at the grant date was $1,098; and

(ii)
options to purchase an aggregate of 500,000 ordinary shares to the Company’s Chief Executive Officer with an exercise price of $1.99 per share which was the share price on grant date. This grant was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the options at the grant date was $542.

These options vest over three years from the date of grant; 33.33% vest on the first anniversary of the date of grant; and the remaining 66.67% of the options vest in eight equal quarterly installments following the first anniversary of the grant date.

(iii)
options to purchase an aggregate of 90,000 ordinary shares to two advisory board members with an exercise price of $1.99 per share which was the share price on the grant date. These options vested immediately at the grant date. The fair value of the options at the grant date was $124.

In addition, the board of directors approved the grant of 209,548 RSUs to executive officers in lieu of an annual cash bonus, of which 124,121 RSUs that were granted to the CEO and was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 31, 2024. The RSUs vest in four equal quarterly installments over a one-year period that started on April 19, 2024. The fair value of the RSUs was $370 using the fair value of the RSU’s on the board approval date.

e.
On August 27, 2024, the Company issued 143,049 ordinary shares to seven non-executive members of the Board in lieu cash board fees for the first two quarters of 2024, which issuance was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares at the grant date was $263 using the market price of the ordinary shares at the grant date.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 3 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

f.	The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended September 30, 2024
Exercise price	$0.60-$1.99
Dividend yield	-
Expected volatility	74.28%-84.5%
Risk-free interest rate	3.93%-4.66%
Expected life - in years	5.3-5.9

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	September 30,	December 31,
Other current assets:	2024	2023
Prepaid expenses	147	34
Advance income tax	69	69
Restricted deposits	78	66
Other	89	69
	383	238

	September 30,	December 31,
Accrued expenses and other payables:	2024	2023
Employees and employees related	182	159
Provision for vacation	246	215
Accrued expenses	337	500
	765	874

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 5 - CONTRACT FOR RESEARCH AGREEMENT

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party. According to the agreement, the third party will pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget.

The Company recognizes revenues according to ASC 606, "Revenues from Contracts with Customers”.

Revenues attributed to the research services agreement are recognized over the duration of the research services agreement.

The Company concluded that, because the research services provided under the research services agreement have no alternative use (because, in nature, these services are unique to each customer), and the Company has the right to receive payment for performance completed to date, the Company recognizes revenue over the contract term using the input model method, which is labor hours expended and time lapsed.

For the nine months ended September 30, 2024, the Company recognized total revenues of $99 from this agreement.

NOTE 6 - SUBSEQUENT EVENTS

a.	In October 2024, a former non-executive member of the board of directors exercised options for an aggregate of 264,367 ordinary shares for a total consideration of $182.

b.
On October 2, 2024, the Company issued 43,104 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for the third quarter of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares at the grant date was $79.7 using the market price of the ordinary shares at the grant date.

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

Oral PTH(1-34) Programs

Our most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). Following the completion of a Type C and a Type D meeting with the U.S. Food and Drug Administration’s (“FDA”), we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application for EB613. In November 2023, we reported that the American Society for Bone and Mineral Research (ASBMR) announced that the SABRE (Strategy to Advance BMD as a Regulatory Endpoint) project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. In March 2024, we reported that the ASBMR had announced that the FDA ruling to qualify the treatment-related change in BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months of March 2024. We believe EB613 stands as the product candidate to potentially avail itself of the ASBMR-SABRE BMD endpoint.

Our product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for hypoparathyroidism. With respect to our EB612 program, we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens, as well as collaborating with a third party on another peptide in this field.

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

Oral GLP-2 and Oral GLP-1/Glucagon Programs in Collaboration with OPKO Biologics

In May 2023, the results from our oral glucagon-like-peptide 2 (GLP-2) program were published in the International Journal of Peptide Research and Therapeutics, “Oral Delivery Technology Enabling Gastro-Mucosal Absorption of Glucagon-Like-Peptide-2 Analog (Teduglutide, Gattex®) - A Novel Approach for Injection-Free Treatment of Short Bowel Syndrome.” We believe GLP-2 represents a strong candidate for our N-Tab™ technology and warrants further development as an injection-free alternative to patients suffering from short bowel syndrome and other gastrointestinal disorders where GLP-2 plays a role.

In September 2023, we entered into a research collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”). Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet formulations using our proprietary N-Tab™ technology. In March 2024, we announced positive in vivo pharmacokinetic (PK) results from our collaborative research, combining a proprietary long acting GLP-2 agonist developed by OPKO with Entera’s proprietary N-Tab™ technology. The program is focused on developing the first and only GLP-2 peptide tablet alternative for patients suffering from short bowel syndrome and additional disorders involving mucosal inflammation and nutrient malabsorption.

Oxyntomodulin is a naturally occurring peptide hormone found in the colon, with glucagon-like-peptide 1 (GLP-1) and glucagon dual agonist activity that suppresses appetite and induces weight loss. OPKO has developed several proprietary, modified OXM analogs as potential candidates for treating obesity, including an injectable pegylated peptide which demonstrated safety in over 430 subjects and significant reductions in weight loss and decreased plasma triglyceride levels in over 100 subjects in completed phase 2/2B studies.

In September 2024, we announced topline pharmacokinetic/pharmacodynamic (PK/PD) results from our ongoing collaboration with OPKO, combining OPKO’s proprietary long-acting OXM analog and our N-Tab™ technology. The oral OXM program demonstrated significant systemic exposure, a favorable PK profile, and bioavailability in preclinical rodent and pig models. A glucose tolerance test in rats also showed a statistically significant reduction in plasma glucose levels following oral OXM administration compared to placebo.

We expect additional in vivo PK/PD data from the oral GLP-2 tablet program in 2024. We and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

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

The Israeli Innovation Authority Grants

We have received grants of approximately $0.5 million from the Israeli Innovation Authority (“IIA”) to partially fund our research and development. The grants are subject to certain requirements and restrictions under the Israeli Encouragement of Research, Development and Technological Innovation in Industry Law 5477-1984 (the “Research Law”). In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% of revenues derived from sales of products or services developed in whole or in part using the IIA grants, which include EB613, EB612 and any other oral PTH product candidates that we may develop. The royalty rate may increase to 5% with respect to approved grant applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated, and the royalty liability may increase (up to three times the amount of the grant amount and the interest) if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. As of September 30, 2024, the total royalty amount that would be payable by the Company to the IIA, before interest and payments as described above, is approximately $460 thousand. As of September 30, 2024, we had paid royalties to the IIA in the amount of $96 thousand related to a collaboration agreement and certain material transfer agreements.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving IIA grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in over 1,200 deaths and thousands of injuries. Hamas additionally abducted and took hostage over 250  Israeli and non-Israeli civilians and soldiers into Gaza, including infants, children, and young and elderly women and men of all religious faiths. Following the attack, Israel’s security cabinet commenced a counter-offense military campaign against Hamas. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Israel's economy in general.

In addition, since April 2024, Israel has experienced direct attacks from Iran, involving hundreds of drones and ballistic missiles launched directly towards highly populated civilian areas across the North, South and Center of Israel, including military bases. The Israeli defense systems, aided by international allies, successfully intercepted the majority of these attacks, minimizing physical damage and casualties. Additionally, since October 8,  2023, Hezbollah has launched thousands of guided missiles to the North of Israel causing the displacement of over 95,000 Israelis from their homes; and the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel's political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists.

While we have a few employees who have been called to active military service, the ongoing war with Hamas, Hezbollah,  Iran and its proxies have not, to date, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of such conflicts. While early-stage R&D personnel and management are located in Israel, other core activities including clinical, regulatory and our supply chain are not. However, we cannot currently predict the intensity or duration of Israel’s defensive military measures against Hamas, Hezbollah and Iran,  nor can we predict how such conflicts will ultimately affect our business and operations or Israel’s economy in general.

Financial Overview

Since our inception, we have raised a total of $93.1 million from a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended September 30, 2024 and 2023, our operating losses were $3.0 million and $2.4 million, respectively. For the nine months ended September 30, 2024 and 2023, our operating losses were $7.2 million and $6.9 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of September 30, 2024, we had an accumulated deficit of $111.6 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit and negative cash flows from operating activities since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. See Part I, Item 1A-Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital contained in our 2023 Annual Report.

As of September 30, 2024, we had cash and cash equivalents of $6.9 million. We believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2025, which include the capital required to fund our ongoing operations, including regulatory expenses and optimization related to the preparation for the planned EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with their anticipated qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings and strategic collaborations. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of September 30, 2024, we had a total of 20 employees, of whom 18 are full-time employees, and all are based in Israel. In addition, we employ a number of specialized Clinical, Non-Clinical, Regulatory, and Development advisors based in the United States, the United Kingdom and Europe. Our operations are located in Jerusalem, Israel.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party. According to the agreement, the third party will pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget. For the three and nine months ended September 30, 2024, the Company recognized total revenues of $42 thousand and $99 thousand, respectively, from this agreement.

The Company recognize revenues according to ASC 606, “Revenues from Contracts with Customers”.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our N-Tab™ technology platform technology and our product candidates, including:

•	employee-related expenses, including salaries, bonuses and share-based compensation expenses for employees and service providers in the research and development function;

•	expenses incurred in operating our laboratories including our small-scale manufacturing facility;

•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;

•	expenses related to outsourced and contracted services, such as external laboratories, consulting and advisory services;

•	supply, development and manufacturing costs relating to clinical trial materials; and

•	other costs associated with pre-clinical and clinical activities.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended September 30, 2024 and 2023, our research and development expenses were $1.5 million and $1.4 million, respectively. For the nine months ended September 30, 2024 and 2023, our research and development expenses were $3.3 million and $3.5 million, respectively. Research and development expenses for the three and nine months ended September 30, 2024 and 2023 were primarily for the development of EB613 and EB612 and our collaboration with OPKO related to GLP-2 and OXM. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

A change in the outcome of any of these variables with respect to the development of EB613, EB612 or any other product candidate that we may develop could significantly change the costs and timing associated with the development of any such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct preclinical or clinical studies beyond those that we currently anticipate will be required for the completion of clinical development, if we experience significant delays in enrollment in any clinical trials or if we encounter difficulties in manufacturing our clinical supplies, then we could be required to expend significant additional financial resources and time on the completion of the clinical development.

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

Taxes on Income

We have not generated taxable income since our inception, and, as of September 30, 2024, we had carryforward tax losses of $81.6 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of September 30, 2024, Entera Bio Inc. had tax loss carryforwards of $166 thousand.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
	(In thousands, except for percentage information)
Revenues	$42	$-	$42	100%
Cost of Revenues	$42	$-	$42	100%
Gross Profit	$-	$-	$-	-%
Operating expenses:
Research and development expenses	$1,477	$1,370	$107	8%
General and administrative expenses	$1,544	$1,028	$516	50%
Other income	$-	$(12)	$12	(100)%
Operating loss	$3,021	$2,386	$635	27%
Financial income, net	$-	$(36)	$36	(100)%
Income Tax	$-	$29	$(29)	(100)%
Net loss	$3,021	$2,379	$642	27%

Revenues

Revenues for the three months ended September 30, 2024 were $42 thousand, which were attributable to research services we provided pursuant to the research services agreement. We did not recognize any revenue for the three months ended September 30, 2023.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024 was $42 thousand, which was attributable to research services we provided pursuant to the research services agreement. We did not recognize any cost of revenues for the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $1.5 million, as compared to $1.4 million for the three months ended September 30, 2023. The increase of $0.1 million was primarily due to an increase of $0.5 million in materials required in connection with the optimization processes related to the preparation of the EB613 phase 3 study. The increase was partially offset by a decrease of $0.4 million in clinical expenses for our Phase 1 PK study related to our new formulations for EB612, which occurred in 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $1.5 million, as compared to $1.0 million for the three months ended September 30, 2023. The increase of $0.5 million was mainly attributable to an increase of $0.3 million in patents or other intellectual property rights costs, an increase of $0.1 million of other consultant fees and an increase of $0.1 million in share-based compensation.

Financial Income, Net

Financial income, net for the three months ended September 30, 2023 was $36 thousand, which was composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. For the three months ended September 30, 2024, no finance income (expenses) net was recognized.

Comparison of Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
	(In thousands, except for percentage information)
Revenues	$99	$-	$99	100%
Cost of Revenues	$90	$-	$90	100%
Gross Profit	$9	$-	$9	100%
Operating expenses:
Research and development expenses	$3,298	$3,510	$(212)	(6)%
General and administrative expenses	$3,959	$3,457	$502	14%
Other income	$-	$(39)	$39	(100)%
Operating loss	$7,248	$6,928	$320	5%
Financial income, net	$(65)	$(63)	$(2)	3%
Income tax	$-	$29	$(29)	(100)%
Net loss	$7,183	$6,894	$289	4%

Revenues

Revenues for the nine months ended September 30, 2024 were $99 thousand, which were attributable to research services we provided pursuant to the research service agreement. We did not recognize any revenue for the nine months ended September 30, 2023.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024 was $90 thousand, which was attributable to research services we provided pursuant to the research services agreement. We did not recognize any cost of revenues for the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses for nine months ended September 30, 2024 were $3.3 million, as compared to $3.5 million for the nine months ended September 30, 2023. The decrease of $0.2 million was primarily due to a decrease of $0.6 million in clinical expenses for our Phase 1 PK study related to our new formulations for EB612, which occurred in 2023,  and a related decrease of $0.2 million in consultant costs. The decrease was partially offset by an increase of $0.6 million in materials required in connection with the optimization processes related to the preparation of the EB613 phase 3 study.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were $4.0 million, as compared to $3.5 million for the nine months ended September 30, 2023. The increase of $0.5 million was mainly attributable to an increase of $0.3 million in patents or other intellectual property rights costs, an increase of $0.2 million in other consultants’ fees and an increase of $0.1 million in employee compensation. The increase was partially offset by a decrease of $0.1 million in D&O insurance costs.

Financial Income, Net

Financial income, net for the nine months ended September 30, 2024 and 2023 was $65 thousand and $63 thousand, respectively. Our financial income is composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended September 30, 2024 and 2023, our operating losses were $3.0 million and $2.4 million, respectively. For the nine months ended September 30, 2024 and 2023, our operating losses were $7.2 million and $6.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of $111.6 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our product candidates through development and provide administrative support for our operations.

While we believe that we currently have sufficient capital to continue operations into the third quarter of 2025 without additional funding, because of our recurring losses from operations, negative cash flows and lack of liquidity, management is of the opinion that there is substantial doubt as to the Company's ability to continue as a going concern. See Part I, Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital contained in our 2023 Annual Report.

Since our inception, we have raised a total of $93.1 million, including $26.5 million through at-the-market-offering (“ATM”) programs, $20.9 million in private placements since our IPO, $11.2 million in our IPO in 2018 and $34.5 million in aggregate funding from a combination of grants, the issuance of Ordinary Shares upon the exercise of options and warrants, and private placements of Ordinary Shares, preferred shares and debt prior to our IPO. In addition, through September 30, 2024, we had received approximately $1.7 million under our previously terminated collaboration agreement.

As of September 30, 2024, we had cash and cash equivalents of $6.9 million. Our primary uses of cash have been to fund research and development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program, under which we may from time to time offer and sell up to 5,000,000 Ordinary Shares (the “Leerink ATM Program”) under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as reimbursement of expenses. Since September 2, 2022, we had sold an aggregate of 240,156 shares under the Leerink ATM Program for aggregate proceeds of $0.6 million, net of issuance costs.

Funding Requirements

We believe that our existing capital resources will be sufficient to fund our operations into the third quarter of 2025, which include regulatory expenses and optimization related to the preparation of the EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA pursuant to their expected qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all.  Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

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

Other than the Leerink ATM Program, we do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then-existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect our existing shareholders’ rights as shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include requirements to hold minimum levels of funding. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit and negative cash flows from operating activities since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy, and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30, (unaudited)
	2024	2023
	(In thousands)
Net Cash used in operating activities	$(5,351)	$(4,693)
Net Cash used in investing activities	$-	$(12)
Net Cash provided by financing activities	$1,259	$5
Net decrease in cash and cash equivalents	$(4,092)	$(4,700)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $5.4 million, consisting primarily of our operating loss of $7.2 million and an increase of $0.2 million in our working capital, which was partially offset by approximately $2.0 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the nine months ended September 30, 2023 was $4.7 million, consisting primarily of our operating loss of $6.9 million, which was partially offset by a decrease of $0.8 million in our working capital and $1.4 million of share-based compensation and depreciation expenses.

The changes in cash used in operating activities for the nine months ended September 30, 2024 compared to the same period in 2023 was mainly attributed to an increase of $0.3 million in our operating loss and an increase of $1.0 million in working capital, which was offset by an increase of $0.6 million in share-based compensation.

Net Cash Used in Investing Activities

There was no net cash generated or provided by investing activity for the nine months ended September 30, 2024.

Net cash used in investing activities for the nine months ended September 30, 2023 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 consisted of the net proceeds of $0.6 million from the issuance of Ordinary Shares under the Leerink ATM Program  and $0.7 million from the issuance of Ordinary Shares upon the exercise of options and warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Our principal research facilities are located in Israel. In addition, some of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon) and Iran.

On October 7, 2023, thousands of Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of lethal attacks Israeli civilians and some military targets. Hamas also launched extensive rocket attacks on the Israeli civilian population and industrial centers located along Israel’s border with the Gaza Strip and across the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped over 250 Israeli civilians and soldiers. Following the attack, Israel’s security cabinet commenced a counter-offense military campaign against Hamas in Gaza.

Since the onset of these events, hostilities have persisted along Israel's northern border with Lebanon, primarily involving the Hezbollah terror organization, as well as other extremist groups in the region, including the Houthis in Yemen and various militia groups in Syria and Iraq. Israel has conducted multiple targeted strikes against these terror organizations.

In addition, since April 2024, Israel has experienced direct attacks from Iran, involving hundreds of drones and ballistic missiles launched towards mostly densely populated civilian towns across Israel and somemilitary bases, threatening continued aggression while also exerting considerable influence over regional militia groups encouraging them to launch attacks against Israel. The Israeli defense systems, aided by international allies, successfully intercepted the majority of the ballistic missile attacks, minimizing physical damage and casualties. Additionally, since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel's political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists. In October 2024, Israel initiated both air and ground operations against Hezbollah in Lebanon.

While we have a few employees who are in active military service, the ongoing war, the escalation of Hezbollah's attacks on Northern Israeland the direct offensives from Iran and its proxies have not, to date, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of such conflicts. While research and some management are located in Israel, other core activities including clinical, regulatory and our supply chain are not. However, we cannot currently predict the intensity or duration the war against Hamas, Hezbollah and Iran, and its proxies, nor can we predict how such conflicts will ultimately affect our business and operations or Israel’s economy in general.

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

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. Although such hostilities did not have a material adverse impact on our business in the past, we cannot guarantee that hostilities will not be renewed and have such an effect in the future. These or other Israeli political or economic factors could harm our operations and product development. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. In light of the intensity of the ongoing Israel-Hamas War, the escalation of Hezbollah's and Iran’s attack of Israeli civilian and military sites, in September 2024, the international rating agency Moody's downgraded Israel's credit rating from A2 to Baa1, reflecting heightened geopolitical risks.  This lowered credit rating, as well as the ongoing war and conflicts described above, could make it more difficult for us to raise capital, if needed, and negatively influence the market price of our Ordinary Shares. We could experience disruptions if acts associated with such conflicts result in any serious damage to our facilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2024, our board of directors granted 25,000 restricted stock units (“RSUs”) under the Company’s existing equity inventive plan to a consulting firm for services rendered to the Company. The RSUs vest in four monthly installments over a four-month period that started on August 31, 2024.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

ENTERA BIO LTD.

Date: November 8, 2024	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)