Form 10-K
period 2024-12-31
Entera Bio Ltd.
filed 2025-03-28
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐     No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant was approximately $58.8 million as of June 30, 2024.

As of March, 20, 2025, the registrant had 45,420,676 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this report are “forward-looking statements” within the meaning of the PSLRA and other U.S. federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Annual Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Item 1A—Risk Factors” of this Annual Report. Meaningful factors which could cause actual results to differ include, but are not limited to, the following:

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

•	Our ability to establish and maintain development and commercialization collaborations;

•	Our ability to manufacture and supply enough material to support our clinical trials and any potential future commercial requirements;

•	The size of any market we may target and the adoption of our product candidates, if approved, by physicians and patients;

•	Our ability to obtain, maintain and protect our intellectual property and operate our business without infringing, misappropriating, or otherwise violating any intellectual property rights of others;

•	Our ability to retain key personnel and recruit additional qualified personnel;

•	Our ability to comply with laws and regulations that currently apply or become applicable to our business;

•	Our ability to manage growth; and

•
The duration and intensity of the ongoing Israel-Hamas War, and escalation of Hezbollah's conflict since October 2023 as well as the developing conflict with Iran and its proxies in the Middle East, such as the Houthis in Yemen and militias in Iraq and Syria, and their impact on our operations and workforce.

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

•

All of our product candidates, including EB613 and EB612, Oral GLP-1/Glucagon  and Oral GLP-2 are in preclinical or clinical development, and we have not yet successfully completed the development of any product candidate;

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

•

Management has performed an analysis of our ability to continue as a going concern and our current cash resources should be sufficient to fund our operating expenses into the third quarter of 2026, 16 months after the date of this filing; Our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern;

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

Our pipeline includes five differentiated, first-in-class oral peptide programs targeting PTH(1-34), GLP-1 and GLP-2:

Currently, most protein therapies are administered via frequent intravenous, subcutaneous or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap.

From a technical standpoint, oral delivery of therapeutic proteins is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream due to the protein’s polarity and molecular weight. We leverage our N-Tab™ platform, which is designed to simultaneously stabilize the peptide in the gastrointestinal tract and promote its absorption into the bloodstream.

EB613 Program

Our most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis. Anabolic drugs are indicated for the treatment of very high-risk osteoporosis patients as first line therapy and as second line treatment in osteoporosis patients who cannot tolerate or progress on other osteoporosis drugs. Despite the superior efficacy of anabolic drugs, existing treatments require daily or monthly subcutaneous injections and are used in a minority of very high-risk patients. EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and consequently limit the progression of the disease, and its associated disability and mortality.

A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). The highest EB613 oral PTH tablet dose (2.5 mg), produced an increase in markers of bone formation while simultaneously decreasing the markers of bone breakdown. Significant gains in bone mineral density of the spine and hip were observed at the end of the 6-month study and there were no significant safety concerns. In April 2024, the phase 2 data was published in the Journal of Bone and Mineral Research (JBMR).

Regulatory Background

Initial approvals of drugs for the treatment of osteoporosis have required a placebo-controlled trial demonstrating reduction in the risk of fractures as the primary outcome measure in women with postmenopausal osteoporosis. The regulatory requirement for using fracture as the primary efficacy endpoint is challenging due to the patient types who would need to be studied: (1) very high risk patients may be randomized to placebo in a clinical trial, which poses an ethical concern; and (2) evaluation of moderate risk patients would require a very large sample size to evaluate treatment effectiveness.  The last drug approval for osteoporosis occurred in 2019.

In the United States, the Foundation for the National Institute of Health-American Society for Bone and Mineral Research-Study to Advance BMD as a Regulatory Endpoint (FNIH-ASBMR-SABRE, previously known as the FNIH-Bone Quality Project [FNIH-BQP], hereinafter SABRE) was launched in 2013. This initiative was established as a public-private partnership with the Federal Drug Administration (FDA) to study whether change in BMD at the lumbar spine, total hip or femoral neck in a placebo-controlled trial of an osteoporosis drug was predictive of vertebral, nonvertebral, hip and all clinical fracture risk reduction. SABRE aims to change the framework for how clinical trials of new anti-osteoporosis drugs are conducted and to promote innovation in the field of osteoporosis.

The FNIH-ASBMR-SABRE working group obtained treatment group-level and patient-level BMD and fracture incidence data from the sponsors of most of the approved osteoporosis drug treatments including individual patient data from 53 clinical trials covering 176,750 individuals across seven osteoporosis drug classes (Black et al., 2020; Eastell et al., 2022; Vilaca & Eastell, 2024). Based on a meta-regression analysis to assess the relationship between change in total hip BMD (active-placebo) and the anti-fracture effect in randomized clinical trials for each fracture type, the SABRE group demonstrated that treatment-related change in total hip BMD is best associated with fracture reduction.

Following Type C and Type D meetings with the FDA in March 2023, we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application (“NDA”) for EB613; however the SABRE BMD endpoint remained unqualified as a surrogate endpoint by FDA at that time.

In November 2023, the ASBMR announced that the SABRE project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. In March 2024, the ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in bone mineral density (BMD) as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months. The EB613 osteoporosis clinical program has been developed under the auspices of this new approach to osteoporosis drug development. We believe EB613 stands as the first program to potentially avail itself of the ASBMR-SABRE BMD endpoint. SABRE is expected to provide an update on its FDA interactions and the qualification of the BMD endpoint in 2025.

EB612 Program

Our product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for patients with hypoparathyroidism. With respect to our EB612 program, we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens, as well as collaborating with a third party on another peptide in this field.

In June 2024, Phase 1 clinical data for EB612 was presented at the Endocrine Society ENDO 2024 Annual Meeting. The data reported from this Phase 1 clinical study include pharmacokinetic (PK), pharmacodynamic (PD) and safety results from the application of a new generation of Entera’s N-Tab™ technology platform and EB612, the active peptide fragment 1-34 of the N-terminal region of human parathyroid hormone (teriparatide) dosed twice a day (BID). Significant systemic exposure was reported following both administrations of EB612 tablets. Aside from positive PK measures, sustainable PD effects were reported, including serum levels of calcium (albumin corrected), phosphate, and 1,25(OH)2-Vitamin D (reaching +3.9%, -20.8%, and +73.2% change on average from baseline, respectively) and decreased endogenous serum PTH(1-84) (reaching -43.0% change on average from baseline). There were no treatment-emergent Adverse Events of hypercalcemia reported. There were no treatment-emergent Serious AEs. The only Study Drug-Related AE was mild headache, reported in two out of fifteen subjects. No significant findings were observed in blood and urine lab tests. All vital signs were within the normal range.

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

Our ability to deliver our oral PTH(1-34) peptide in a simple  tablet format with reproduceable, dose dependent pharmacokinetics and rapid biological responses across gender, age, and health status was highlighted as part of two poster sessions at the ASBMR 2023 Annual Meeting. We believe our work to date has built the foundation for our oral PTH(1-34) tablets to potentially treat diverse patient populations, including younger men and women athletes at risk of stress fractures.

Oral GLP-2 and Oral GLP-1/Glucagon Programs in Collaboration with OPKO Health

Oral GLP-2

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

In September 2023, we entered into a research collaboration agreement (the “2023 Collaboration Agreement”) with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”). Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet candidates using our proprietary N-Tab™ technology. In March 2024, we announced positive in vivo pharmacokinetic (PK) results from our collaborative research, combining a proprietary long acting GLP-2 agonist developed by OPKO with Entera’s proprietary N-Tab™ technology.

The program is focused on developing the first GLP-2 peptide tablet alternative for patients suffering from short bowel syndrome and additional disorders involving mucosal inflammation and nutrient malabsorption. Currently, the only approved GLP-2 agonist, which is marketed under the name Gattex® (teduglutide), requires daily sub-cutaneous injections. Zealand Pharma and Ironwood are developing long acting GLP-2 therapies requiring once and twice weekly injections.

Entera and OPKO completed a proof of concept (PoC) single dose pharmacokinetic study in rodents. Oral GLP-2 tablets exhibited significant systemic exposure. Furthermore, plasma levels achieved with the oral tablet form of the GLP-2 analogue were about 10-fold higher than therapeutic plasma concentrations reported for subcutaneously administered teduglutide (Gattex® label). The pharmacokinetic analysis of the data obtained following the IV injections of the GLP-2 peptide showed the plasma half-life in rats to be about six times longer than the half-life reported for teduglutide in the same animal model. This data is consistent with previously reported PK data relating to OPKO’s GLP-2 peptide’s long-acting profile, which had initially been developed as a weekly subcutaneous injection.

Given the challenging compliance rates attributed to injectable GLP-2 therapy and heterogeneity of SBS patients, we believe a daily tablet format may address a significant unmet need in treating and titrating SBS patients more effectively than injectable alternatives.

Oral GLP-1/Glucagon

OXM is a naturally occurring GLP-1/Glucagon dual agonist peptide hormone found in the small intestine that acts to suppress appetite, induce weight loss and has additional cardioprotective and anti-fibrotic attributes. The program is focused on developing the first oral dual agonist GLP-1/Glucagon peptide as a potential once-daily tablet treatment for patients with obesity and metabolic disorders using the N-Tab™ platform. Currently, there are no approved dual GLP-1/Glucagon  agonists available. OPKO previously reported that weekly injections of pegylated OXM demonstrated significant weight loss and reduction in HbA1, triglyceride and cholesterol levels in 113 obese and diabetic patients in a Phase 2B study. The OXM agonist peptide (OPK-88006) is a GLP-1/Glucagon dual agonist peptide that has been modified to maintain its long-acting profile while increasing its potential potency. The program combines OPKO’s (OPK-88006) and Entera’s proprietary N-Tab™ technology.

In September 2024, we jointly announced with OPKO topline pharmacokinetic/pharmacodynamic (PK/PD) results for the OXM program. Oral OXM exhibited significant systemic exposure across two in vivo models, a favorable PK profile and bioavailability. The high plasma concentrations with prolonged systemic exposure were consistent with the reported half-life for semaglutide (Rybelsus®), the only approved oral GLP-1 analog. Oral OXM showed a statistically significant reduction in plasma glucose levels compared with placebo.

Additionally, in March 2025, we entered into a collaboration and license agreement with OPKO (the “2025 Collaboration Agreement”) with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans.  For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—License and Collaboration Agreement with OPKO, contained in this Annual Report.

Given the scarcity of oral peptide treatments and potential safety challenges attributed to small molecule approaches, we believe Oral OXM may address a significant number of patients suffering from chronic metabolic diseases. We plan to file an Investigational New Drug application with the FDA later this year.

Our Strategy

Our goal is to develop first-in-class oral peptides and protein replacement therapies for underserved, chronic medical conditions for which a tablet treatment has the potential to significantly shift a treatment paradigm. We are developing our product candidates to potentially become the first oral, daily tablet peptide or protein replacement therapies designed for patients to live injection-free as they actively manage their chronic diseases. We aspire to continue to validate our platform across a variety of additional high value therapeutic proteins. Our strategy to achieve these goals includes:

•
Advancing EB613, Potentially the First Daily Anabolic PTH(1-34) Tablet Treatment into Phase 3 for the Treatment of Post-Menopausal Women with Low Bone Mass and Osteoporosis: Our six-month placebo-controlled Phase 2 double-blind, dose-ranging trial of EB613 in 161 patients with low bone mass and osteoporosis met both primary and secondary endpoints was selected for oral presentation at the ASBMR annual conference in 2021 and published at JBMR in March 2024. Based on the outcomes of our FDA meetings, we believe that EB613 may be the first osteoporosis program to be permitted by FDA to pursue a placebo controlled, BMD endpoint registrational Phase 3 study to support an NDA. We view this potential outcome as testament to the treatment gap and unmet need for a viable alternative to treat the millions of osteoporosis patients who, despite current guidelines and availability of highly efficacious injectable anabolic agents, remain undertreated. We are preparing to initiate a Phase 3 registrational study for EB613 pursuant to the FDA’s qualification of a quantitative BMD endpoint, which we currently expect to occur in 2025.

•
Advancing the First Daily PTH(1-34) Peptide Replacement Tablet Therapy for the Treatment of Hypoparathyroidism: In 2015, we successfully completed a Phase 2a four-month trial in 19 patients with hypoparathyroidism which demonstrated clinical benefit, including a statistically significant reduction in calcium supplementation, maintenance of calcium levels above the lower target level for Hypoparathyroidism patients (>7.5 mg/dL) throughout the study and statistically significant rapid decline in median serum phosphate levels two hours following the first dose, which was maintained for the duration of the study. The FDA and the European Medicines Agency (“EMA”) have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. With respect to our EB612 program, we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens. In addition, we continue to collaborate productively with a third party on the oral tablet development of another PTH replacement treatment for hypoparathyroidism.

•
Identifying and Developing Potentially High Value Oral Peptides in Collaboration with Strategic Partners such as our Oral GLP-2 and Oxyntomodulin (Oral GLP-1/Glucagon ) Programs with OPKO: We intend to leverage our N-Tab™ platform by applying it to the development of additional, currently approved injectable peptides and therapeutic proteins with known mechanisms of action and established safety profiles. We believe this will allow us to advance our product candidates more efficiently and predictably through the research and clinical development cycle. For example, in collaboration with OPKO, we are focusing on the development of the first oral OXM, a dual targeted GLP1/glucagon peptide, in tablet form for the treatment of metabolic disorders and the first oral GLP-2 peptide tablet as an injection-free alternative for patients suffering from rare malabsorption conditions, such as short bowel syndrome. Both these peptides have well characterized pre-clinical PK/PD and toxicology.

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

EB613: First Daily Osteoanabolic Tablet Treatment for the Treatment of Osteoporosis

EB613 is the first once daily PTH (1-34, teriparatide) tablet treatment, and has the same amino acid sequence as Forteo® (teriparatide daily subcutaneous injection), a leading anabolic agent which has been marketed for 23 years, and achieved peak annual sales of $1.7 billion prior to patent expiration in 2018.

Osteoporosis is a disease characterized by low bone mass and structural deterioration of bone tissue, which leads to greater fragility of bones and an increase in fracture risk. Osteoporosis is a serious condition that can result in pain, permanent disability, loss of independence and often death. One in three women over age 50 will develop osteoporosis, and one in two women aged 50 and older will develop an osteoporosis-related fracture.

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

Prevalence

The Bone Health & Osteoporosis Foundation estimates that approximately 10 million Americans have osteoporosis and that an additional 44 million have low bone mass. More than two million osteoporosis-related fractures occur annually in the United States, and more than 70% of these occur in women. In U.S. women 55 years of age and older, the hospitalization burden, including hospital costs of osteoporotic fractures, is greater than that of myocardial infarction, stroke, or breast cancer. Furthermore, it estimated that the number of fractures in the United States due to osteoporosis will rise to three million by 2025, resulting in an estimated $25.3 billion in costs each year. Worldwide, osteoporosis affects an estimated 200 million women, according to the International Osteoporosis Foundation (the “IOF”) and causes more than 8.9 million fractures annually, which is equivalent to an osteoporotic fracture occurring approximately every three seconds. The IOF has estimated that 1.6 million hip fractures occur worldwide each year, and by 2050 this number could reach between 4 to 6 million. The IOF estimates that, in Europe alone, the annual cost of osteoporotic fractures could surpass €76 billion by 2050.

Current Osteoporosis Treatment Paradigm

The goal of pharmacological treatment of osteoporosis is to maintain or increase bone mass and strength and to prevent fractures throughout a patient’s life. It is critical to identify patients who have significant bone loss. Pharmacologic therapy is strongly recommended for patients with a BMD T-score of -2.5 or lower in the spine, femoral neck, total hip, or 1/3 radius. Current osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption (or bone degradation) include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. According to the American Association of Clinical Endocrinology (AACE) 2020 Guidelines, injectable anabolic agents, such as teriparatide, abaloparatide or romosozumab, can be considered as an initial therapy for patients who are at very high fracture risk (which include women who have had multiple vertebral fractures or hip fractures and high-risk patients who have very low T-scores), and who have had an inadequate response to antiresorptive therapies. For patients undergoing treatment, stable or increasing BMD at the spine and hip indicates a satisfactory response. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (PTH(1-34) ), Forteo®); abaloparatide (a PTH-related protein analog, Tymlos®)); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption, Evenity®). It is estimated that less than 10% of currently treated osteoporosis patients agree to injectable osteoanabolic treatment despite guideline recommendations, their efficacy versus the anti-resorptives and the approval of lower cost generics.

There are currently no FDA-approved oral anabolic treatments for osteoporosis. EB613 is positioned to potentially be the first, once daily osteoanabolic tablet treatment for women with high-risk post-menopausal osteoporosis.

Phase 1 Safety, PK and PD Data for Oral PTH(1-34) Tablet Programs

Our Oral PTH(1-34) tablet candidates, including EB613 and EB612, have been administered collectively to a total of 102 healthy subjects in three Phase 1 studies. In the first two cohorts of a 2023 phase 1 study evaluating the current EB613 formulation, Forteo and new formulations for EB613 and EB612, 30 healthy subjects were administered various doses (PTH(1-34) 1.5 mg – 2.5 mg)  and regimens (QD or BID) of oral PTH. No drug-related severe adverse events (SAEs) were reported, and four subjects reported four mild adverse events (AEs) of nausea (N=1), palpitation (N=1), and headache (N=2). These AEs are consistent with those reported with injectable PTH analogs.

Across Phase 1 studies, the PK profile of EB613 daily tablets was characterized by a rapid increase in plasma PTH(1-34) levels, with peak concentrations of the drug observed within 30 minutes after dose, and a rapid decline thereafter. The blood half-life of PTH(1-34) in humans is less than five minutes (see Forteo® USPI). Due to this very short elimination time and a short absorption phase, PTH(1-34) levels decrease below limit of quantitation within two hours after drug administration. As a result, no drug accumulation is expected with once daily tablet dosing.

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

Safety

The most common drug-related AEs reported were headache, nausea, dizziness and presyncope. There were no treatment emergent hypercalcemia adverse events, and serial serum chemistry evaluations found no increase in mean calcium or changes in calcium exceeding predefined limits in patients treated with EB613 2.5 mg daily tablets.

Most Common Treatment Emergent AE (≥5% of participants)	
	EB613 Treated (N=118) n (%)
Headache	21 (17.8)
Nausea	18 (15.3)
Diziness	13 (11.0)
Nasopharyngitis	7 (5.9)
Back pain	7 (5.9)
Palpitation	6 (5.1)
Dyspepsia	6 (5.1)
Presyncope	6 (5.1)

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

The decrease in bone resorption (CTX) resulting from EB613 daily tablets was unanticipated based on historical results from subcutaneously daily injectable PTH, Forteo®; and indicates a potential dual mechanism of action for EB613 which seems to induce bone formation and decrease bone resorption, with a lower rate of bone turnover.

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

Early in the first quarter of 2022, Entera received additional EOP2 minutes from the FDA, suggesting that a non-inferiority head-to-head study versus Forteo® Phase 3 design may not be favorable to the success of the program and potential approvability of EB613 given EB613’s PK profile, PD (biomarker) profile and BMD outcomes from the phase 2. The FDA also commented on a possible exploration of a placebo-controlled phase 3 study and a potential Total Hip (TH) BMD endpoint given recently published 24-month Surrogate Threshold Effects (STEs) by the SABRE project team that are considered associated with fracture risk reduction and the SABRE ongoing qualification process with FDA of the BMD endpoint as a surrogate for fracture.

FDA Type C Meeting

In October 2022, we announced the successful conclusion of our Type C meeting with the FDA and the FDA’s concurrence that a single Phase 3 placebo-controlled study with a BMD endpoint could support a NDA submission of EB613. The FDA also agreed (i) that TH BMD could serve as the primary endpoint for the registrational study of EB613 in post-menopausal women patients diagnosed with osteoporosis, (ii) with the proposed 2:1 randomization (EB613 vs. placebo) design and (iii) that 400 patients exposed to EB613 would be sufficient to support both the safety and efficacy assessments for the NDA. Furthermore, the FDA agreed with our proposed enrollment of post-menopausal women diagnosed with osteoporosis based on a BMD T-score of ≤-2.5 to -3.0 and no major fracture history. This patient population is consistent with that studied during our Phase 2 six-month dose ranging study of EB613, which met all primary and key secondary endpoints of biochemistry and BMD.

FDA Type D Meeting

In February 2023, we announced that a Type D meeting protocol review had been accepted by the FDA to provide responses by March 30th, 2023. The pivotal, Phase 3 study protocol is entitled “A 24-Month Phase 3, Randomized, Double-Blind, Global Multicenter Study Comparing the Effects of Oral PTH(1-34) (EBP05[EB613]) Daily Tablets vs. Placebo on Bone Mineral Density (BMD) in Postmenopausal Women with Osteoporosis.” The objective of the Type D meeting review was to confirm that the protocol met the FDA’s expectations, including the analysis of the primary endpoint and the population PK evaluations, ahead of potential initiation of the Phase 3 study.

In April 2023, we reported that the FDA would not be opposed to Entera initiating the Phase 3 study under the proposed SABRE endpoint and that the Company’s proposed PK sampling scheme seemed reasonable. On the same day, we announced that we plan to continue our dialogue with the FDA and await the final qualification of the SABRE criteria and their guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613.

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

In March 2024, ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in bone mineral density (BMD) as a surrogate endpoint for fractures in future trails of new anti-osteoporosis drugs would be provided within 10 months.

In September 2024, we presented new comparative pharmacological data for EB613 at the ASBMR 2024 Annual Meeting in Toronto.

An update on FDA’s potential the qualification of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs by SABRE is expected in 2025.

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

An injectable form of full length human PTH (1-84) marketed under the name Natpara®, was approved for the treatment of hypoparathyroidism in 2015. However, it was recalled in 2019 due to a plastic particulate and was permanently phased out globally at the end of 2024. TransCon PTH, once-daily injectable, long-acting prodrug of parathyroid hormone (PTH(1-34)) developed by Ascendis Pharma A/S was FDA Approved in August 2023 and EU Approved in November 2023. Eneboparatide, once-daily injectable long-acting parathyroid hormone 1 (PTH1) receptor agonist, developed by Amolyt Pharma (acquired by AstraZeneca 2024) reported topline data that the primary endpoint for its Phase 3 study was met in March 2025. A long acting once weekly injectable PTH peptide prodrug (MBX2109) developed by MBX Biosciences, Inc. is in Phase 2 clinical testing with topline data expected in Q3 2025. Finally, oral small molecule PTHR1 (SEP786) developed by Septerna Inc, discontinued a Phase I trial in February 2025 due to safety.

EB612

Our product candidate for hypoparathyroidism, EB612, is the first oral PTH (1-34) hormone replacement treatment developed in a tablet form. The FDA and the EMA have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. We believe that EB612 may have inherent advantages compared to injectable forms because this is a protein replacement therapy requiring long term use, and we believe that patients have a preference for oral medication, and our tablets may enable more flexibility for titration and more individualized treatment in this heterogeneous disease.

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

Phase 2 PK/PD Clinical Trial

We initiated a two-part Phase 2 PK/PD trial in 2014. This trial was designed to provide a bridge from our completed Phase 2 study, which was conducted prior to the marketing approval of Natpara, and to allow us to better understand the relative strength and dose of EB612 as compared to the then marketed product, Natpara. The relevant endpoints for the PK/PD trial included an examination of levels of PTH(1-34), PTH(1-84) (Natpara), serum calcium, serum phosphate, urinary calcium and urinary phosphate.

In November 2018, we announced the completion of part I of this Phase 2 PK/PD trial which showed (i) an increase in the serum calcium by an average of approximately 0.3 mg/dL over baseline, with such increase maintained over a 24-hour period; (ii) a decrease in serum phosphate by an average of 0.5 mg/dL below baseline with such decrease maintained over a 24-hour period; (iii) an increase in average levels of serum active vitamin D of approximately 90% on the day of treatment as compared to baseline; and (iv) a decrease in average levels of 24-hour urinary calcium of approximately 30% on the day of treatment as compared to baseline. The concentration of PTH(1-34) in blood after administration of EB612 in the trial was sufficient to produce the observed pharmacodynamic effects and did not induce hypercalcemia. No serious adverse events were reported. The second part of the PK/PD trial evaluated a variety of dosing treatment regimens with a high and low dose of EB612 as well as Natpara with patients also receiving calcium supplements and either alfacalcidol or calcitriol. There were no treatment-emergent adverse events of hypercalcemia, as well as no treatment-emergent serious adverse events reported in the trial. In September 2019, we presented the results of Part 2 at the American Society for Bone and Mineral Research (ASBMR) Annual Meeting.

Planned Additional Clinical Development and Regulatory Pathway

We have since developed a new generation of EB612 based on new intellectual property of our N-Tab™ Technology, which we have designed to optimize its PK profile and the potential for reduced daily dosing. We initiated a PK study in May 2023, which tested various potential drug candidates based on our new platform, including several which could be developed for the treatment of hypoparathyroidism. In April 2024, we submitted pharmacokinetic (PK) and early PD Data from a Phase 1 study evaluating an unmodified PTH (1-34) peptide and a new generation of Entera's N-Tab™ platform to the Endocrine Society Annual Meeting (ENDO 2024). In June 2024, we presented Phase 1 clinical data at the ENDO 2024 Annual Meeting, that supports potentially moving the BID (twice-daily) tablet dose to Phase 2 development in patients with hypoparathyroidism.

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

Patent Rights

As of March 2025, our global patent portfolio included issued patents and patent applications. We believe that the granted patents as well as certain of the pending claims contained in our patent applications, if issued in substantially the same form, would cover our proprietary technology platform (N-Tab™) and the candidates used in various pipeline programs as indicated in the following table:

Subject Mater	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
EB613	80	49	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2029 - 2044
EB612	73	44	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2029 - 2044
GLP1/Glucagon	58	8	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2036 - 2044
GLP2	57	8	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2036 - 2044
Platform (N-Tab™)	116	56	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2029 - 2044

Issued patents and any patent that may issue from the pending patent applications are currently expected to expire by the Nominal Patent Term as noted in the above table, assuming national phase filings are timely effected. The nominal patent term does not include potential patent extension and/or patent term addition when applicable.

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

Trade Secrets

In addition to patent rights, we also rely on unpatented trade secrets and know-how to protect our proprietary technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements with our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, members of our board of directors (the “Board”), technical review board and other advisors upon their engagement. These agreements generally provide that all confidential information developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not to be disclosed to third parties except in specific limited circumstances. We also generally require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants, and contractors, the agreements also generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no assurance, however, that we have entered into agreements with all applicable parties, that all persons who we desire to sign such agreements will sign, or if they do, that such agreements will not be breached, that we would have adequate remedies for any breach, or that our unpatented trade secrets or know-how will not otherwise become known or be independently developed by competitors. Additionally, to the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and a more comprehensive discussion of risks related to our intellectual property, see “Item 1A.—Risk Factors-Risks Related to Our Intellectual Property.”

Commercialization Strategy

We hold global rights to our internally developed product candidates (including EB613 and EB612), and intend to maximize the value of these candidates commercially with strong partners that have the requisite commercial infrastructure within a  specific therapeutic indication, target or geography. In relation to Oral GLP-1/Glucagon , under the terms of the 2025 Collaboration Agreement, OPKO and Entera hold 60% and 40% pro-rata ownership interests, respectively, in the program and be responsible for 60% and 40% of the program’s development costs, respectively. Following the completion of the Phase 1 stage, we have the option to continue to fund our 40% share to maintain our pro-rata ownership interest in the program. Should we opt-out, we will retain a 15% ownership interest in the Oral OXM program, while OPKO will retain 85% and be responsible for ongoing development activities and funding of the program. Our Oral GLP-2 program is governed by a 2023 MTA and Collaboration Agreement which we have shared responsibilities.

Competition

The medical and pharmaceutical industries in which we operate are highly competitive and subject to rapid and significant technological change and changes in practice. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology, and generic drug companies and academic and government institutions. We believe that the key competitive factors that will affect the development and commercial success of our product candidates for osteoporosis, hypoparathyroidism and any other product candidates that we develop, are the efficacy, safety and tolerability profile, convenience in dosing, product labeling, price and availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories.

We expect that, if approved, our oral PTH product candidates for osteoporosis, hypoparathyroidism and other product candidates that we are developing for metabolic disorders and short bowel syndrome, would compete with a number of existing products. Furthermore, we believe that we face competition in relation to our oral drug delivery platform, N-Tab™, as we believe that other non-invasive medical drug delivery technologies, including alternative oral delivery systems as well as transdermal patches, are being developed by other parties. Many of our potential competitors have substantially greater financial, technical, commercial and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of product candidates, and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining FDA approval for product candidates and achieving widespread market acceptance. See “Item 1A.—Risk Factors—Risks Related to Commercialization of Our Product Candidates.”

The Israeli Innovation Authority (IIA) Grants

We have received grants of approximately $0.5 million from the IIA to partially fund our PTH research and development for Osteoporosis. The grants are subject to certain requirements and restrictions under Encouragement of Industrial Research, Development and Technological Innovation in Industry Law 5744-1984 and the IIA regulations, which we refer to collectively as the “Research Law”. In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated, and the royalty liability may increase (up to three times the amount of the grant amount and the interest) if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. As of December 31, 2024, the total royalty amount that would be payable by the Company to the IIA, before interest and payments as described above, is approximately $460 thousand. As of December 31, 2024, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply even following repayment to the IIA. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our IIA-related “know-how” (in its meaning under the Research Law) in or outside of Israel, and may require us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. We may not receive the required approvals for any proposed transfer and, even if received, we may be required to pay the IIA a portion of the consideration that we receive upon any transfer of such technology to a non-Israeli entity up to 600% of the grant amounts and the interest. In addition, as disclosed under “Manufacturing”, we have signed a contract with a U.K.-based contract manufacturing organization to produce and supply tablets for trials performed worldwide. We believe that, because production is not being done for commercial purposes, the entry into the production agreement in the U.K. will not affect the royalty rates to be paid to the IIA. Should it turn out that this position is not acceptable to the IIA, the maximum royalties to be paid to the IIA will be three times the amount of the grants and the interest. In addition, any change of control and any change of ownership of our Ordinary Shares that would cause a non-Israeli citizen or resident to become an interested party as defined in the Research Law (which includes any person who holds 5% or more of our outstanding shares) requires written notice to the IIA. Such a non-Israeli interested party is required to sign an undertaking towards the IIA in which it undertakes to comply with the Research Law. Notice or undertaking to the IIA may not be required in respect of purchase of Ordinary Shares in standard acquisition or trading in the stock exchange following to an IPO that was approved by the IIA. If we fail to comply with the Research Law, we may be forced to return the grants and/or be subject to other payments to the IIA, monetary fines and/or criminal charges.

Oramed Patent Transfer Agreement

In 2011, we entered into a patent transfer agreement with Oramed Ltd. (“Oramed”), which we refer to as the Patent Transfer Agreement, pursuant to which Oramed assigned to us all of its rights, title and interest in the patent rights Oramed licensed to us when we were originally organized, subject to a worldwide, royalty-free, exclusive, irrevocable, perpetual and sub-licensable license granted to Oramed under the assigned patent rights to develop, manufacture and commercialize products or otherwise exploit such patent rights in the fields of diabetes and influenza. Additionally, we agreed not to engage, directly or indirectly, in any activities in the fields of diabetes and influenza that involve the use of, or utilize, the patents underlying the Patent Transfer Agreement. Under the terms of the Patent Transfer Agreement, we agreed to pay Oramed royalties equal to 3% of our net revenues generated, directly or indirectly, from our exploitation of the assigned patent rights, including the sale, lease or transfer of the assigned patent rights or sales of products or services covered by the assigned patent rights.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labelling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, our product candidates are regulated by the FDA as drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations implemented by the FDA. The failure to comply with the applicable requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process or post-approval process, may subject an applicant to delays in the conduct of clinical trials, regulatory review and approval, and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, customer notifications, product recalls, product seizures, refusal to grant export or import approval, total or partial suspension of production or distribution, consent decrees, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA, Department of Justice, or other governmental entities.

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves satisfactorily completing each of the following steps:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practice regulations, or GLP;

•	submission to the FDA of an initial new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an independent review board, or IRB, representing each clinical site before each clinical trial may be initiated;

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

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practice, or cGMP, standards and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

Preclinical Studies and Investigational New Drug Application

Preclinical tests include laboratory evaluations of product chemistry, formulation, and stability, as well as animal studies to evaluate the potential for efficacy and toxicity. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. Some preclinical tests may continue even after submission of the IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research volunteers will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin.

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

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a clinical trial outside the United States is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a NDA so long as the clinical trial is conducted in accordance with GCP and in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

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

•
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken to further evaluate, in a larger number of patients, dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve an NDA or a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after NDA or BLA approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional data from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

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

Clinical Trial Approval

Requirements for the conduct of clinical trials in the EU including cGCP, are implemented in the current Clinical Trials Regulation (EU) No. 536/2014 to ensure that the rules for clinical trials are identical throughout the EU. Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include:

•	A streamlined application procedure via a single-entry point, known as the Clinical Trials Information System;

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

Orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the already approved orphan drug or if the holder of the marketing authorization for the already approved orphan drug is unable to supply sufficient quantities of the product.

If the MAA of a medicinal product designated as an orphan drug includes the results of all studies conducted in compliance with an agreed PIP, and a corresponding statement is subsequently included in the marketing authorization granted, the ten-year period of market exclusivity will be extended to twelve years.

Regulatory Data Protection

EU legislation also provides for a system of regulatory data and market exclusivity. Upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar (abbreviated) application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, pre-clinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of 10 years of orphan market exclusivity.  Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five-year supplementary protection certificates, or SPCs. Such SPCs extend the rights under the basic patent for the drug.

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

Clinical Testing in Israel

In order to conduct clinical trials on humans in Israel, prior authorization must be obtained from the medical director of the institution (i.e., the Director of Hospital) in which the clinical trials are scheduled to be conducted. All clinical trials must first be approved by the Institutional Review Board / Independent Ethics Committee which may request additional prior approval from the Israeli Ministry of Health ("IMOH"), as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), 5740-1980, as amended from time to time (referred to as "The Israeli Public Health Regulations"). Pursuant to the Israeli Public Health Regulations, such authorization generally cannot be granted unless, among other things, the relevant institutions' ethics committee has provided its prior approval of the testing and that the trial complies with the standards set forth by the Declaration of Helsinki.

The Institutional Review Board / Independent Ethics Committee and IMOH prioritizes the safety, rights and the wellbeing of the participants are addressed, as well as among other things, evaluating the anticipated benefits that are likely to be derived from the project to determine if it justifies the risks and inconvenience to be inflicted on the participating human subjects. The institution may also conduct audits to ensure that all international GCP and IMOH guidelines are being adhered to in order to maintain the proper conduct and accuracy of the information gathered in the course of the clinical testing.

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

Moreover, recently there has been heightened governmental scrutiny over the way manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on August 16, 2022, Congress enacted the Inflation Reduction Act allowing CMS to negotiate directly with drug manufacturers to lower the price of some of the costliest drugs under the Medicare program, as well as requiring drug manufacturers to provide Medicare with a rebate if the price of drugs increases faster than the rate of inflation.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Employees

As of December 31, 2024, we had a total of 20 employees, of whom 18 are full-time employees all based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom and Europe. The distribution of our full-time employees according to main areas of activity is set forth in the following table:

Employees
Area of Activity:
Research and Development	16
General and Administrative	2
Total	18

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

You should carefully consider the risks described below, as well as other information contained in this Annual Report, including the consolidated financial statements and the notes thereto and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

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

We have incurred net losses in each year since our inception, including net losses of $9.5 million in 2024 and $8.9 million in 2023. As of December 31, 2024, we had an accumulated deficit of $113.9 million. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and potentially seek regulatory approval for, EB613 and EB612 and our collaboration with OPKO related to GLP-2 and OXM. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2026, excluding the initiation of the Phase 3 study for EB613 in osteoporosis. This includes regulatory expenses and optimization related to the preparation for the planned EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing the discussions with the FDA in connection with their anticipated qualification of the SABRE total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

We believe our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2026 without additional funding. Since inception we have not derived any significant income from our activities and incurred an accumulated deficit and negative cash flows from operating activities. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development and potential commercialization of EB613 or any other product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to enter into strategic partnerships or less dilutive funding agreements or our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit and negative cash flows from operating activities since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern.  In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited consolidated financial statements.  As of March 20, 2025, we had cash and cash equivalents of approximately $21 million, of which $8 million is designated solely to fund our development cost obligations under the collaboration agreement with OPKO. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations into the third quarter of 2026, excluding the initiation of the Phase 3 study for EB613 in osteoporosis. This assumes capital required to fund our ongoing operations, including our ongoing operations, including regulatory expenses and optimization related to the preparation for the planned EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with their anticipated qualification of the total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

We constantly evaluate options in relation to various financing alternatives including public or private equity offerings, debt financings and strategic collaborations to finance future clinical trials, research and development activities and general and administrative expenses. A going concern opinion could impair our ability to finance our operations through public or private equity offerings, or debt financings, or a combination of one or more of these funding sources. Any additional equity or debt financing could be extremely dilutive to our current shareholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to delay, terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our product candidates, or potential markets that we would not otherwise relinquish. If we are unable to obtain capital, our business, including our ability to conduct studies and develop our product candidates, would be jeopardized and we may not be able to continue operations.

Due to our limited resources and access to capital, we must and have in the past decided to prioritize development of certain product candidates; these decisions may prove to have been wrong and may adversely affect our current and any potential future revenues.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each product candidate. As such, our internal resources are currently focused on the development of EB613 and further development of our N-Tab™ platform. We entered into the 2025 Collaboration Agreement with OPKO in relation to our Oral GLP-1/Glucagon . Under the terms of the agreement, OPKO and Entera will hold 60% and 40% pro-rata ownership interests, respectively, in the program and be responsible for 60% and 40% of the program’s development costs, respectively. Following the completion of the Phase 1 stage, we have the option to continue to fund our 40% share to maintain our pro-rata ownership interest of the program, or we may opt-out. Should we opt-out, we will retain a 15% ownership interest in the Oral OXM program, while OPKO would retain 85% and be responsible for ongoing development activities and funding of the program. Furthermore, the expenses related to collaborative research with a third party for hypoparathyroidism are funded by that collaborator. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular compounds, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our current or potential decisions to delay, terminate or collaborate with third parties with respect to certain product development programs may also be sub-optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently planning and preparing to initiate a phase 3 study for our most advanced product candidate, EB613, pending FDA’s qualification of the SABRE BMD endpoint. Developing therapeutics, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to complete research and development, clinical trials, file with the regulatory agencies, including the FDA and EMA, secure commercial manufacturing supply for and commercialize our product candidates. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

We expect that we would need to raise additional funds to support the execution of our long-term growth strategy. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. Because successful development of our product candidates is uncertain, we are unable to estimate the actual amount of financing we will require to complete research and development and to commercialize our product candidates. The amount and timing of our funding requirements will depend on many factors, including but not limited to:

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

Many of these factors are outside of our control. Given our current plans, we believe that we will be able to fund our operations into the third quarter of 2026, excluding the initiation of the Phase 3 study for EB613 in osteoporosis. This assumes capital required to fund our ongoing operations, including regulatory expenses and optimization related to the preparation for the planned EB613 phase 3 study, research and development, the completion of an additional Phase 1 PK Our existing cash and cash equivalents will not be sufficient to obtain regulatory approval for any of our product candidates. Accordingly, we continue to require substantial additional capital. In order to fund our future capital needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, including strategic partnerships, or both, in order to continue operations. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay the initiation of core activities, curtail or cease operations.

We have a limited operating history and no history of late stage clinical studies and commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability and making an investment in our Ordinary Shares unsuitable for many investors.

We began operations in 2010. Our operations to date have been limited to developing our N-Tab™ platform, pre-clinical and early clinical development of our product candidates, expanding our intellectual property portfolio, financing and staffing our company. . We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We are a clinical-stage company focused on the development of oral peptide and protein replacement therapies to treat unmet medical needs. We commenced operations in 2010 and have a limited operating history. Since inception, we have devoted substantially all of our resources to the development of our N-Tab™ platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any revenues from any product sales. If any of our current or future product candidates fails in clinical trials or preclinical development, or does not gain regulatory approval, or if our product candidates following regulatory approval, if any, do not achieve market acceptance, we may never become profitable or sustain profitability.

We commenced our first clinical trials with our oral PTH candidates in osteoporosis and hypoparathyroidism, and we have a limited operating history of developing products upon which our business and prospects can be evaluated. In addition, our Phase 2 clinical trial for EB613 for osteoporosis was the largest clinical trial we have conducted to date, and we have never conducted clinical trials of a size required for regulatory approvals. Furthermore, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by biotech companies in rapidly evolving fields.

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenues. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, completing pre-clinical and clinical trials for such product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, we may never generate revenue from product sales or strategic alliances that is significant enough to achieve profitability. Our ability to generate future revenue and value from product sales depends heavily on our success in many areas, including but not limited to:

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

Successful and timely completion of clinical trials will require that we enroll enough volunteers in early studies, or patients with a specific disease in later trials. Trials may be subject to delays as a result of enrollment taking longer than anticipated or subject withdrawal. Enrollment depends on many factors, including the size and nature of the patient population, eligibility criteria for the trial, the proximity of patients to clinical sites, the design of the clinical protocol, the number of competing clinical trials, the availability of drugs approved for the indication the clinical trial is investigating, and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies. Our most advanced programs, EB613 may compete with marketed drugs, such as Prolia®, bisphosphonates, Forteo®, Tymlos®, Evenity®, and osteoanabolic drugs in clinical development for osteoporosis; the EB612 program may compete with marketed drugs of hypoparathyroidism such as TransCon™ PTH and those in clinical development such as Eneboparatide and MBX2109. Our Oral GLP-2 Program will compete with Gattex™, the only approved GLP-2 treatment for short bowel syndrome and experimental GLP-2 injectables such as Zealand’s glepaglutide (FDA CRL 12/24) and Vectiv/ Ironwood’s apraglutide (Submitted 01/025). Our Oral GLP-1/Glucagon  program may compete with approved GLP-1 injectables, Rybelsus and experimental incretin targeted injectables and oral small molecules and potential oral peptide candidates in the metabolic indications we pursue.. These factors may make it difficult for us to enroll enough subjects to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down development of our product candidates and any potential approvals and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not be successful in our efforts to use and expand our N-Tab™ platform, to other product candidates.

An element of our strategy is to combine our N-Tab™ platform with a variety of peptides and therapeutic proteins to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases. We intend to use N-Tab™ technology in combination with known APIs, to validate our platform and potentially minimize risk and development timelines.

Our initial product candidates combine our oral drug delivery technology, N-Tab™, with PTH(1-34), a hormone that has been used in injectable form for over 20 years for the treatment of osteoporosis and hypoparathyroidism. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize our oral PTH product candidates in a timely manner. In addition, we have modified the formulation of oral PTH to develop new formulations for applications in hypoparathyroidism and other indications. If we are not successful in optimizing the formation of our PTH product candidates for additional indications, or if we are not otherwise able to obtain regulatory approval for them or successfully commercialize them, our business and prospects may be severely limited.

In addition, our technology makes use of synthetically bioengineered ingredients. Although our product candidates utilize a synthesized PTH molecule with a known mechanism of action, they may cause patients to exhibit safety or immune responses that do not match the biological effect of a human protein produced by the parathyroid gland. Such responses could result in increased regulatory scrutiny, delays or other impediments to our planned development or the public acceptance and commercialization of our products. Even if we are successful in expanding our drug delivery technology to other peptides for other indications as we have to GLP-2 and GLP-1/Glucagon , the potential product candidates that we identify may not be suitable for clinical development, to the extent they are shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. We may never successfully develop or commercialize our technology with other peptides, which could limit our business and prospects.

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

Any of these events could prevent us or any potential collaborators from achieving or maintaining market acceptance of the affected products or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our products.

We manage our business and develop our technology with a small number of employees and key advisors with deep functional domain expertise, and, in the event of their loss or unavailability, we may not be able to grow our business or develop and commercialize our products.

We are highly dependent on the biopharmaceutical research and development, clinical, regulatory, CMC and strategic expertise of our core executive team and key advisors across these domains, including Miranda Toledano, our Chief Executive Officer, Gregory Burshtein, our Chief of Research and Development and Hillel Galitzer, our Chief Operating Officer. Our success depends upon the continued contributions of these senior executives, employees and advisors, many of whom have substantial scientific and technical experience with, and have been instrumental to our regulatory, clinical development and technology platform. Furthermore, recruiting and retaining new executive talent and qualified scientific personnel to perform future research and clinical development work will be critical to our success. Competition for skilled personnel is intense and turnover rates are high, and our ability to attract and retain qualified personnel may be limited. The loss or unavailability of the services of any of our key employees and consultants for any significant period of time or our inability to attract and retain qualified skilled personnel could have a material adverse effect on our business, technology, prospects, financial condition and results of operations. We do not maintain “key man” life insurance policies for any of our employees.

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

During 2023, record levels of inflation resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue if there is a period of sustained heightened inflation. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, raw materials costs, manufacturing costs, freight costs and R&D costs. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and the Israel-Hamas War, which may contribute to rising energy costs and disruptions to the global supply chain. To the extent we experience any supply chain disruptions, we could experience delays in our R&D and clinical initiatives. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate could increase our operating costs and adversely affect our results of operations and cash flows. The duration and extent of such macroeconomic developments are uncertain and we cannot accurately predict whether we will be able to effectively and timely mitigate their impact on our business.

Risks Related to Regulatory Approval of Our Product Candidates

Clinical drug development is expensive, time consuming and uncertain. Development programs are subject to regulatory requirements, unanticipated delays and we may ultimately not be able to obtain regulatory approvals for the commercialization of our product candidates.

Our most advanced product has not yet reached late-stage clinical development and are subject to the risks of failure inherent in regulatory assessments and drug development. The clinical development, manufacturing, quality assurance, labeling, storage, record-keeping, advertising, promotion, pharmacovigilance, import, export, marketing and distribution of our product candidates is subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. We are not permitted to market our product candidates in the United States until we receive approval of an NDA or a BLA from the FDA or in any other country until we receive marketing approval from the applicable regulatory authorities in such countries. We have not yet submitted a marketing application, or received marketing approval, for any of our product candidates and have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals. The process of obtaining regulatory approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the regulatory agencies have substantial discretion in the approval process for products, including the ability to delay, limit or deny approval of a product candidate for many reasons. Obtaining approval of an NDA, a BLA, or any other marketing application can be a lengthy, expensive and uncertain process. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Each of our oral peptide candidates, including EB613 and EB612, are still in clinical development and face a variety of risks and uncertainties, including the following:

•
future clinical trial results may show that our oral PTH is not effective, including if our platform is not effective, our product candidates are not effective, our clinical trial designs are flawed, or clinical trial investigators or subjects do not comply with trial protocols;

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

If we are unsuccessful in dealing with any of these risks, or if we or a potential partner are unable to successfully commercialize our oral PTH, GLP-1/Glucagon , GLP-2 or any other product candidate we may develop in the future, it would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

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

EB613 completed a six-month placebo-controlled Phase 2 double-blind, dose-ranging trial in 2021. In December 2021, we held an end-of-Phase 2 meeting with the FDA to review the six-month phase 2 results and a proposed Head-to-Head Non-Inferiority Phase 3 study protocol vs. Forteo®, our nonclinical and clinical development plan and the use of BMD, rather than fracture incidence, as the primary endpoint to support an NDA. Following our End of Phase 2 Meeting with the FDA and pursuant to the FDA’s concern that a Head-to-Head study phase 3 design may not be favorable to support an NDA for EB613, we redesigned the pivotal phase 3 study for EB613 based on the FDA’s suggestion to explore a placebo-controlled trial. A Type C meeting with the FDA in relation to Entera’s proposed Phase 3 registrational study was held in the second half of 2022 and in October 2022, the Company concluded its Type C meeting and the FDA agreed that a single Phase 3 placebo-controlled study could support an NDA submission of EB613. The FDA also agreed that Total BMD could serve as the primary endpoint of the registrational study in post-menopausal osteoporosis patients. In February 2023, we announced that a Type D meeting protocol review had been accepted by the FDA. The objective of the Type D meeting review was to confirm that the protocol fully meets FDA’s expectations, including the analysis of the primary endpoint and the population PK evaluations, ahead of potential initiation of the Phase 3 study. On April 3, 2023, we reported that the FDA would not be opposed to Entera initiating the Phase 3 study under the proposed FNIH BQP SABRE BMD pathway and that the Company’s proposed PK sampling scheme seemed reasonable. On the same day, we announced that we plan to continue our dialogue with the FDA and await the final qualification of the SABRE qualification and FDA’s guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, including the Physician Payments Sunshine Act, we are required to report some of these relationships to the FDA, CMS and other regulatory authorities. The FDA and other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the investigator’s conduct of the trial. The FDA and other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and other regulatory authorities and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

In the United States, in March 2010, the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA, among other things, increased rebates a manufacturer must pay to the Medicaid program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, established a new Medicare Part D coverage gap discount program, in which manufacturers must provide 75% point-of-sale discounts on products covered under Part D and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Further, the ACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance were enacted, which may affect our business practices with health care practitioners. The ACA appears likely to continue the pressure on pharmaceutical pricing and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In 2011, the U.S. Congress enacted the Budget Control Act of 2011, or the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 absent additional congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on August 16, 2022, Congress enacted the Inflation Reduction Act allowing CMS to negotiate directly with drug manufacturers to lower the price of some of the costliest drugs under the Medicare program, as well as requiring drug manufacturers to provide Medicare with a rebate if the price of drugs increases faster than the rate of inflation. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

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

Our primary innovation is our development of our N-Tab™ platform which enables us to develop peptides and therapeutic protein replacement therapies in tablet form. If another company develops an alternative technology for oral delivery of such molecules in small tablet form that is equal to or better than our technology, we may be unable to compete.

The osteoporosis market is already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of osteoporosis. We anticipate that our product candidate EB613, if approved, will compete with other osteoanabolic drugs such as daily subcutaneous Forteo®, generic teriparatide daily subcutaneous injections, daily subcutaneous injectable Tymlos® and EVENITY® which requires monthly injections, and the rest of the pharmacological treatments for osteoporosis which include anti-resorptive agents such as the bisphosphonates and Prolia®. Many of these products are available on a generic basis, and EB613 may not demonstrate sufficient additional clinical benefits to physicians and patients or be priced adequately to support reimbursement. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Furthermore, our competitors in this market are large pharmaceutical companies and the alternatives have been on the market for many years and have widespread market acceptance. We anticipate our EB612 program to compete with marketed drugs for the treatment of hypoparathyroidism such as TransCon™ PTH and those in clinical development for hypoparathyroidism such as Eneboparatide and MBX2109. Our Oral GLP-2 Program will compete with Gattex™, the only approved GLP-2 treatment for short bowel syndrome and experimental GLP-2 injectables such as Zealand’s glepaglutide (FDA CRL 12/24) and Vectiv/ Ironwood’s apraglutide (Submitted 01/025). Our Oral GLP-1/Glucagon program may compete with approved GLP-1 injectables, Rybelsus and many experimental incretin targeted injectables, oral peptide candidates and oral small molecules developed for metabolic indications.

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

•
The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures, outbreaks of an infectious disease such as the duration and intensity of the ongoing war in Israel, other geopolitical tensions such as the ongoing conflict between Russia and Ukraine, and numerous other factors.

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

We may consider entering into a collaboration to commercialize our oral peptides candidates globally or in selected regions. Any such collaborator could be responsible for, or substantially support, late stage clinical trials of our oral peptide candidates, as well as regulatory approvals and registrations. These arrangements are typically complex and time consuming to negotiate. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed and sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third-party collaborators, which may not be successful and are generally not within our control. If we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We anticipate continuing our engagement of third parties to provide our clinical supply as we advance our product candidates into and through clinical development. We expect in the future to use third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacture. We are in process of entering into long-term supply agreements with several manufacturers for commercial supplies. We may be unable to reach agreement on satisfactory terms with contract manufacturers to manufacture our product candidates. Additionally, the facilities to manufacture our product candidates must be the subject of a satisfactory inspection before the FDA, the EMA or other regulatory authorities approve an NDA or grant a marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturers for compliance with the FDA’s and EMA’s requirements for the manufacture of our finished products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMPs. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA, European Commission and other regulatory authorities’ cGMP requirements, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved, and may subject us to recalls or enforcement action for products already on the market.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.]

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. Our product candidates utilize our proprietary N-Tab™ technology and know-how relating to the development of oral peptides and oral protein replacement therapies in tablet form. We seek to protect our proprietary position by filing patent applications in the United States and certain foreign jurisdictions relating to our product candidates and technologies that are important to our business. This process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we do not adequately obtain, maintain, protect and enforce our proprietary rights in our technologies, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our business and our ability to achieve profitability.

We have limited patent protection with respect to our product candidates and technologies. Our global patent portfolio includes issued patents and patent applications. We believe that the granted patents as well as certain of the pending claims contained in our patent applications, if issued in substantially the same form, would cover our proprietary technology platform (N-Tab™) and the formulations used in various pipeline programs through 2044 not including patent term extensions. However, we cannot be certain that patents will be issued or granted with respect to any of our pending or future patent applications, or that issued or granted patents will not later be found to be invalid or unenforceable. The patent position of pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably, and can change. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in pharmaceutical or biotechnology patents. Even if our pending patent applications issue as patents, such patents may not cover our product candidates in the United States or in other countries. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide us with a competitive advantage.

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

We are currently in the process of registering the trademark N-Tab™ for our oral platform technology, globally. As of March 15, 2025 N-Tab™ is registered in Israel and pending in the United States, Europe, Japan, Great Britain, Canada, Brazil, Norway, China, Australia, and Switzerland. In the future, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential collaborators or customers in our markets of interest. Any unauthorized use of these trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

In addition, broad market and industry factors may materially affect the market price of companies’ stocks, including ours, regardless of actual operating performance.

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

There is a risk that we may be treated as a passive foreign investment company, or PFIC, for any taxable year. The application of the PFIC rules to a company like us is subject to uncertainties, and for the reasons described below, we cannot express a view as to whether we will be a PFIC for the current or any future taxable year. In general, a non-U.S. corporation is a PFIC for any taxable year in which (i) 75% or more of its gross income consists of passive income, or the income test, or (ii) 50% or more of the average value of its assets consists of assets (generally determined on a quarterly basis) that produce, or are held for the production of, passive income, or the assets test. Generally, passive income includes interest, dividends, rents, royalties and certain gains, and cash is generally treated as a passive asset that produces passive income for PFIC purposes. The assets shown on our balance sheet consist, and are expected to continue to consist, primarily of cash and cash equivalents for the foreseeable future. Therefore, whether we will satisfy the assets test for the current or any future taxable year will depend largely on the quarterly value of our goodwill and on how quickly we utilize our cash in our business. Because (i) the value of our goodwill may be determined by reference to the market price of our Ordinary Shares, which has been, and may continue to be volatile given the nature and early stage of our business, (ii) we hold, and expect to continue to hold, a significant amount of cash, and (iii) a company’s annual PFIC status can be determined only after the end of each taxable year, we cannot express a view as to whether we will be a PFIC for the current or any future taxable year. In addition, it is not clear how to apply the income test to a company like us, which is still developing its key intangible assets and whose overall losses from research activities significantly exceed the amount of its income (including passive income). If our losses from research and development activities are disregarded for purposes of the income test, we may be a PFIC for any taxable year if 75% or more of our gross income (as determined for U.S. federal income tax purposes) for the relevant year is from interest and financial investments. Because the revenue shown on our financial statements is not calculated based on U.S. tax principles, and because for any taxable year we may not have sufficient (or any) non-passive revenue, there is a risk that we may be or become a PFIC under the income test for any taxable year. If we were a PFIC for any taxable year during which a U.S. investor owned our Ordinary Shares, such U.S. shareholder generally will be subject to certain adverse U.S. federal income tax consequences, including increased tax liability on gains from dispositions of the Ordinary Shares and certain distributions and a requirement to file annual reports with the Internal Revenue Service. U.S. investors should consult with their tax advisers regarding the application of the PFIC rules as they may relate to an investment in our company.

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

Nasdaq imposes, among other requirements, continued listing standards, including a minimum bid requirement. The price of our Ordinary Shares must trade at or above $1.00 to comply with the minimum bid requirement for continued listing on the Nasdaq Capital Market. In the past, the Company has received notices from Nasdaq stating that the Company’s Ordinary Shares failed to comply with the $1.00 minimum bid price requirement for continued listing on Nasdaq in accordance with Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the ordinary shares for the 30 consecutive business days prior to the date of such notices. In each case, the Company was able to regain compliance with the Nasdaq continued listing requirements within the compliance periods provided to the Company by Nasdaq. However, there can be no assurance that we will maintain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq’s other continued listing standards in the future.

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

Our PTH research and development efforts in relation to osteoporosis have been financed, in part, through the grants that we have received from the IIA in total amount of $460 thousand. Pursuant to these grants, we must comply with the requirements of the Research Law. Until the grants are repaid with interest, royalties are payable to the IIA in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

Under the Research Law, we are prohibited from manufacturing products for commercial use developed using these grants outside of the State of Israel without special approvals. We may not receive the required approvals for any proposed transfer of manufacturing activities for such IIA-related products or technologies. Even if we do receive approval to manufacture products developed with government grants outside of Israel, the royalty rate may be increased and we may be required to pay up to three times the grant amounts and the interest, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair our ability to outsource manufacturing or engage in our own manufacturing operations for IIA-related products or technologies. For additional information, see “Item 1-Business—The Israeli Innovation Authority (IIA) Grant.”

Additionally, under the Research Law, we are prohibited from transferring in any manner (including by way of license), the IIA-financed technologies and related rights (including know-how and other intellectual property rights) in or outside of the State of Israel, except under limited circumstances and only with the approval of the IIA. We may not receive the required approvals for any proposed transfer and, even if received, we may be required to pay the IIA a portion of the consideration that we receive upon any transfer of such technology to a non-Israeli entity up to 600% of the grant amounts and the interest. The scope of the IIA support received, the royalties that we have already paid to the IIA, the amount of time that has elapsed between the date on which the know-how or other intellectual property rights were transferred and the date on which the IIA grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to the IIA. Approval to transfer the technology to residents of the State of Israel is also required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of IIA-related know-how and the obligation to pay royalties. No assurance can be made that approval to any such transfer, if requested, will be granted. Transfer of IIA-related know-how or rights outside of the state of Israel without IIA approval is a criminal offense.

These restrictions may impair our ability to sell our technology assets or to perform or outsource manufacturing outside of Israel, engage in change of control transactions or otherwise transfer our IIA-related know-how outside of Israel and may require us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an interested party, as defined in the Israeli Securities Law, 5728-1968, as amended, requires written notice to the IIA, and our failure to comply with this requirement could result in monetary fines. Such non-Israeli interested parties, which include 5% shareholders and shareholders who have the right to appoint a director to the Board, are required to sign an undertaking towards the IIA in which they would undertake to comply with the Research Law. Notice or undertaking to the IIA may not be required in respect of purchase of Ordinary Shares in standard acquisition or trading in the stock exchange following to an IPO that was approved by the IIA.

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

Our principal research facilities are located in Israel. In addition, most of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran.

On October 7, 2023, thousands of Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of lethal attacks on Israeli civilians and some military targets. Hamas also launched extensive rocket attacks on the Israeli civilian population and industrial centers located along Israel’s border with the Gaza Strip and across the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped over 250 Israeli civilians and soldiers. Following the attack, Israel’s security cabinet commenced a counter-offense military campaign against Hamas in Gaza. Since the onset of these events, hostilities have persisted across Israel, along Israel's northern border with Lebanon, primarily involving the Hezbollah terror organization, as well as other extremist groups in the region, including the Houthis in Yemen and various militia groups in Syria and Iraq. Israel has conducted multiple targeted strikes against these terror organizations.

In addition, since April 2024, Israel has experienced direct attacks from Iran, involving hundreds of drones and ballistic missiles launched towards mostly densely populated civilian towns across Israel and some military bases, threatening continued aggression while also exerting considerable influence over regional militia groups encouraging them to launch attacks against Israel. The Israeli defense systems, aided by international allies, successfully intercepted the majority of the ballistic missile attacks, minimizing physical damage and casualties. Additionally, since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel's political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists. In October 2024, Israel initiated both air and ground operations against Hezbollah in Lebanon, culminating in a ceasefire agreement between Israel and Lebanon on November 27, 2024, the results of which are uncertain.

While we have a few employees who are in active military service, the ongoing war, the escalation of Hezbollah’s attacks on Northern Israel, and the direct offensives from Iran and its proxies have not, to date, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of such conflicts. While research and some management are located in Israel, other core activities including clinical, regulatory and our supply chain are not. However, we cannot currently predict the intensity or duration of Israel’s war against Hamas, Hezbollah and Iran, and its proxies, nor can we predict how such conflicts will ultimately affect our business and operations or Israel’s economy in general.

Additionally, political uprisings, social unrest and violence in various other countries in the Middle East, including Israel’s neighboring countries Syria, Lebanon, Egypt and Jordan, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for armed conflict Iran is also believed to have a strong influence over various proxy militias across the Middle East, and among the Hamas and Hezbollah, in addition to its readiness to engage in conflict with Israel directly. These situations may potentially escalate in the future into more violent events which may affect Israel and us.

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

Our employees in Israel, including executive officers, generally, may be called upon to perform military reserve duty until they generally reach the age of 45 (or older in some cases). In response to the Hamas attack on October 7, 2023, and the following hostilities, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. To date, several employees were called for duty, and it is possible that there will be further or longer military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, which may materially adversely affect our operations, business and results of operations. Our operations could also be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service in connection with other military and security matters.

Our business is subject to currency exchange risk and fluctuations between the U.S. dollar and other currencies may negatively affect our earnings and results of operations.

The U.S. dollar is both our functional and reporting currency. As a result, our results of operations may be adversely affected by exchange rate fluctuations between the U.S. dollar and the NIS. A significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the cost of our operations in Israel unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, our earnings may be negatively impacted. Moreover, exchange rate fluctuations in currency exchange rates in countries other than Israel where we operate, perform our clinical trials or conduct business may also negatively affect our earnings and results of operations. We cannot predict any future trends in the rate of inflation or deflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. For example, in 2024, the value of the NIS increased against the U.S dollar by 0.55%, which was potentially computed by inflation in Israel of 3.5%. In 2023, the value of the NIS depreciated against the U.S. dollar by 3.1%, which was potentially computed by inflation in Israel of 3%. As a result of these fluctuations, our NIS denominated expenses were affected.

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

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.  We also describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We are increasingly dependent on information technology systems, infrastructure and data, and our internal computer systems, or those of our collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.” included as part of our risk factor disclosures at Item 1A of this Annual Report.

Our Audit Committee of the Board of Directors (“the Audit Committee”), is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

ITEM 2.	PROPERTIES.

Our facilities in Israel, which house our research and development and certain production and management functions, are in Jerusalem, Israel. Most of our clinical development, clinical operations and regulatory functions are located in the United States. Under a lease agreement with Unihead Biopark Ltd., we lease approximately 622 square meters of office and laboratory space. This lease has a term that extends through 2028, but we have the option to terminate the lease in June 2026. The average rent over the current term is $180,000 per year.

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

As of March 20, 2025, there were approximately 50 holders of record of our Ordinary Shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Individuals who are subject to income tax in Israel (whether any such individual is an Israeli resident or non-Israeli resident) are also subject to an additional surtax at a rate of 3% on annual income (including, but not limited to, income derived from dividends, interest and capital gains) exceeding NIS 721,560 (roughly USD 200,000) for 2025, which amount is linked to the annual change in the Israeli consumer price index. If the individual’s passive income (such as income derived from dividends, interest and capital gains) exceeds said threshold, the individual will be subject to an additional 2% surtax on the excess amount.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies and prospects. You can identify forward-looking statements by the fact that these statements do not relate to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in “Item 1A—Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” of this Annual Report. Our forward-looking statements reflect our views only as of the date they are made. We do not undertake any obligation to update forward-looking statements except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA.

Overview

Entera is a clinical stage company focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm. Our pipeline includes five differentiated, first-in-class oral peptide programs targeting PTH(1-34), GLP-1 and GLP-2.Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap.

From a technical standpoint, oral delivery of therapeutic proteins is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream due to the proteins’ polarity and molecular weight. We leverage our N-Tab™ platform which is designed to simultaneously stabilize the peptide in the gastrointestinal tract and promote its absorption into the bloodstream.

EB613 Program

Our most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis. EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and consequently limit the progression of the disease, and its associated disability and mortality. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). In April 2024, the phase 2 data was published in the Journal of Bone and Mineral Research (JBMR).

Following Type C and Type D meetings with the FDA, we announced in 2023 the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application (“NDA”) for EB613, however the SABRE BMD endpoint remained unqualified as a surrogate endpoint by FDA. In November 2023, the ASBMR announced that the SABRE project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. In March 2024, the ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in bone mineral density (BMD) as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months. The EB613 osteoporosis clinical program has been developed under the auspices of this new approach to osteoporosis drug development. We believe EB613 stands as the first program to potentially avail itself of the ASBMR-SABRE BMD endpoint. SABRE is expected to provide an update on its FDA interactions and the qualification of the BMD endpoint in 2025.

EB612 Program

Our product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for patients with hypoparathyroidism. With respect to our EB612 program, we are currently testing new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens, as well as collaborating with a third party on another peptide in this field. In June 2024, Phase 1 clinical data for EB612 was presented at the Endocrine Society ENDO 2024 Annual Meeting.

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

Oral GLP-2 and Oral GLP-1/Glucagon  Programs in Collaboration with OPKO Biologics

In September 2023, we entered into the 2023 Collaboration Agreement with OPKO Biologics, Inc., a subsidiary of OPKO. Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain OXM analogs for the development of oral tablet candidates using our proprietary N-Tab™ technology. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

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

OXM is a naturally occurring peptide hormone found in the colon, with glucagon-like-peptide 1 (GLP-1) and glucagon dual agonist activity that suppresses appetite and induces weight loss. OPKO has developed several proprietary, modified OXM analogs as potential candidates for treating obesity, including an injectable pegylated peptide which demonstrated safety in over 430 subjects and significant reductions in weight loss and decreased plasma triglyceride levels in over 110 subjects in completed phase 2 studies.

In September 2024, we jointly announced with OPKO topline pharmacokinetic/pharmacodynamic (PK/PD) results for the OXM program. The program is focused on developing the first oral dual agonist GLP-1/Glucagon  peptide as a potential once-daily tablet treatment for patients with obesity and metabolic disorders using the N-Tab™ platform. Oral OXM exhibited significant systemic exposure across two in vivo models, a favorable PK profile and bioavailability. The high plasma concentrations with prolonged systemic exposure were consistent with the reported half-life for semaglutide (Rybelsus®), the only approved oral GLP-1 analog. Oral OXM showed a statistically significant reduction in plasma glucose levels compared with placebo.

Financial Overview

We are primarily engaged in research and development activities, and we have not derived significant income from our activities. Since our inception, we have raised a total of $111.1 million from a combination of public and private equity offerings, IIA grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the years ended December 31, 2024 and 2023, our operating losses were $9.6 million and $8.9 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $113.9 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities, and payments under collaborations agreements.  Our recurring losses from operations, negative cash flows and lack of liquidity raise substantial doubt as to the Company’s ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2024, expressing the existence of substantial doubt about our ability to continue as a going concern. The audited consolidated financial statements included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay certain programs or otherwise curtail or cease operations. See “Item 1A—Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital.”

As of December 31, 2024, we had cash and cash equivalents of $8.7 million. As of March 20, 2025 we had cash and cash equivalents of $21 million, of which $8 million has been designated to fund the collaboration activity with OPKO under the 2025 Collaboration Agreement. Given our current cash position and plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2026, which include the capital required to fund our ongoing operations, including regulatory expenses and optimization related to the preparation for the planned EB613 phase 3 study in osteoporosis, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with its anticipated qualification of the SABRE total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of this study.

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

Israeli Innovation Authority Grants

We have received grants of approximately $0.5 million from the IIA to partially fund our PTH research and development for Osteoporosis.  The grants are subject to certain requirements and restrictions under the Research Law. In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity.  We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” With respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of December 31, 2024, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

Collaboration and License Agreement with OPKO

On March 16, 2025, we entered into the 2025 Collaboration Agreement with OPKO and its wholly owned subsidiary, OPKO Biologics Ltd., to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program  for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s proprietary long-acting oxyntomodulin (OXM, dual targeted GLP-1/Glucagon  agonist, OPK-88006) analog and Entera’s proprietary N-Tab™ technology.

Under the 2025 Collaboration Agreement, we granted to OPKO an exclusive, sublicensable and non-transferable, worldwide license to certain of our intellectual property and technology solely to develop, manufacture, and commercialize any GLP-1/Glucagon  dual agonist as an oral treatment form for the treatment of obesity, metabolic, cardiovascular, and fibrotic disorders in humans, and OPKO has granted to us a non-exclusive, non-sublicensable and non-transferable license to certain of its intellectual property and technology to the extent necessary for us to perform our obligations in relation to the Program, in each case subject to the exceptions contained therein.

Under the terms of the 2025 Collaboration Agreement, we and OPKO will retain 40% and 60%, respectively, of all proceeds deriving from the Program, and will be responsible for 40% and 60% of the Program’s development costs, respectively. Following the completion of the Phase 1 stage, we may continue to fund our 40% share of the Program to maintain our right to proceeds or to opt-out (the “Opt-Out”). If we Opt-Out, then we and OPKO will retain 15% and 85%, respectively, of all proceeds deriving from the Program, while OPKO will be solely responsible for ongoing development and commercialization funding of the Program.

In connection with the execution of the 2025 Collaboration Agreement, we issued and sold to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of such agreement.  OPKO has agreed to a customary lockup with respect to such shares, and may not sell or otherwise transfer them for a period of 12 months following the date of the 2025 Collaboration Agreement, and OPKO has additionally agreed to a customary “standstill” provision, pursuant to which, for a 24-month period following the date of the 2025 Collaboration Agreement, OPKO may not acquire additional equity in us or otherwise take certain other actions, in each case without our consent.

We have agreed to use the proceeds from the sale of the foregoing Ordinary Shares solely to fund our development cost obligations under the 2025 Collaboration Agreement, and we have agreed to enter into an escrow arrangement, together with OPKO and an escrow agent, into which such proceeds will be deposited and subsequently disbursed to fund such development costs.  If the 2025 Collaboration Agreement expires or is terminated for any reason, any funds remaining in such escrow will be disbursed to us.

Israel-Hamas War

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been continuous rocket strikes across Israel, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. As of the date of this Annual Report, the war is ongoing and continues to evolve. The Company's headquarters and its R&D operations are located in Israel.

Currently, such activities in Israel remain largely unaffected. During the years ended December 31, 2024 and December 31, 2023, the impact of this war on the Company’s results of operations and financial condition was immaterial. See Item 1.A. “Risk Factors—Risks Relating to Our Incorporation and Location in Israel—Security, political and economic instability in the Middle East may harm our business.”

Financial Overview

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and successfully commercialize our products.

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party in relation to its EB612 program. Pursuant to the agreement, the third party has agreed to pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget. For the year ended December 31, 2024, the Company recognized total revenues of $181 thousand from this agreement.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our N-Tab™ technology platform technology and our product candidates, including:

•	employee-related expenses, including salaries, bonuses and share-based compensation expenses for employees and service providers in the research and development function;

•	expenses incurred in operating our laboratories, including our small-scale manufacturing facility;

•	expenses incurred under agreements with CROs, and investigative sites that conduct our clinical trials;

•	expenses related to outsourced and contracted services, such as external laboratories, consulting and advisory services;

•	supply, development and manufacturing costs relating to clinical trial materials; and

•	other costs associated with pre-clinical and clinical activities.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the years ended December 31, 2024 and 2023, our research and development expenses were $4.5 million and $4.5 million, respectively. Research and development expenses for the years ended December 31, 2024 and 2023 were primarily for the development of EB613, EB612 and our collaboration with OPKO related to GLP-2 and OXM. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

A change in the outcome of any of these variables with respect to the development of EB613, EB612 or any other product candidate that we may develop could result in significant changes in the costs and timing associated with the development of our product candidates. For example, if the FDA or other regulatory authority were to require us to conduct preclinical or clinical studies beyond those that we currently anticipate as necessary for development, if we experience significant delays in enrollment in any clinical trials, or if we encounter difficulties in manufacturing our clinical supplies, then we could be required to expend significant additional financial resources and time on the completion of the clinical development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related expenses, share-based compensation and related costs for directors and personnel in executive and finance functions. Other general and administrative expenses include D&O insurance and other insurance, communication expenses, professional fees for legal and accounting services, costs associated with maintaining and prosecuting our intellectual property portfolio and business development expenses.

We expect that our general and administrative expenses will increase in the future as we increase our headcount and expand our administrative function to support our operations.

Financial Income, Net

Financial income, net is composed primarily of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Taxes on Income

We have not generated taxable income since our inception, and as of December 31, 2024, we had carry-forward tax losses of $83.5 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of December 31, 2024, Entera Bio Inc. had tax loss carry-forwards of $172 thousand.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,		Increase (Decrease)
	2024	2023	$	%
	(In thousands, except for percentage information)
Revenues	$181	$-	$181	100%
Cost of revenues	$172	$-	$172	100%
Operating expenses:
Research and development expenses	$4,499	$4,510	$(11)	(0.2)%
General and administrative expenses	$5,095	$4,430	$665	15%
Other income	$-	$(49)	$49	100%
Operating loss	$9,585	$8,891	$694	8%
Financial income, net	$(58)	$(31)	$(27)	87%
Income tax expenses	$14	$29	$(15)	(52)%
Net loss	$9,541	$8,889	$652	7%

Revenue

Revenues for the year ended December 31, 2024 were $181 thousand, which were attributable to research services we provided pursuant to the research services agreement. We did not recognize any revenue for the year ended December 31, 2023.

Cost of Revenues

Cost of revenues for the year ended December 31, 2024 was $172 thousand, which was attributable to research services we provided pursuant to the research services agreement. We did not recognize any cost of revenues for the year ended December 31, 2023.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2024 and December 31, 2023 were each $4.5 million. There was a decrease of $0.8 million in clinical expenses for our Phase 1 PK study related to our new formulations for EB612, which occurred in 2023. The decrease was partially offset by an increase of $0.8 million in materials and other consulting, including regulatory required in connection with the optimization processes related to the preparation of the EB613 phase 3 study.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were $5.1 million, compared to $4.4 million for the year ended December 31, 2023. The increase of $0.7 million was mainly attributable to an increase of $0.2 million in patents or other intellectual property rights costs, an increase of $0.3 million in other consultants’ fees and an increase of $0.4 million in compensation. The increase was partially offset by a decrease of $0.2 million in D&O insurance costs and other costs.

Financial Income, Net

Financial income, net for the year ended December 31, 2024 was $58,000, compared to $31,000 for the year ended December 31, 2023. Our financial income is composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. Financial income, net increased predominantly due to increased interest income on our bank deposits.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations, negative cash flows from operating activities and lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2024, expressing the existence of substantial doubt about our ability to continue as a going concern. For the years ended December 31, 2024 and 2023, our operating losses were $9.6 million and $8.9 million, respectively. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations. As of December 31, 2024, we had an accumulated deficit of $113.9 million.

Since our inception, we have raised a total of $111.1 million, including $36.3 million through at-the-market-offering (“ATM”) programs, an aggregate of $28.9 million in private placements since our IPO, $11.2 million in our IPO in 2018 and $34.7 million in aggregate funding from a combination of IIA grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO.

As of December 31, 2024, we had cash and cash equivalents of $8.7 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of December 31, 2024, we had sold 2,240,156 shares under the Leerink ATM Program for aggregate proceeds of $3.8 million, net of issuance costs. In January 2025, we sold an additional 2,700,000 Ordinary Shares at $2.29 per share to Point 72 Asset Management, L.P. for aggregate proceeds of $6.0 million, net of issuance costs. Subsequent to such sales, in January 2025, we filed a supplement to the prospectus supplement relating to the Leerink ATM Program, which provides us the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program.

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

In connection with our entering into the 2025 Collaboration Agreement with OPKO, we issued to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of such agreement.  The proceeds received are not reflected in our cash balance as of December 31, 2024.  We have agreed to use the proceeds from the issuance of such Ordinary Shares solely to fund our development cost obligations under the 2025 Collaboration Agreement.

Funding Requirements

Given our current plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements into the third quarter of 2026. This assumes capital required to fund our ongoing operations, including regulatory expenses and optimization related to the preparation for the planned EB613 phase 3 study in osteoporosis, research and development, the completion of an additional Phase 1 PK study related to our new generation platform and the GLP-2/OXM collaborative research we are conducting with OPKO. Our ability to commence the Phase 3 study of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with their anticipated qualification of the SABRE total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, and the extent to which we may enter into collaborations with third parties for development of these or other product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current and future product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of clinical trials for, and regulatory review of our oral peptide programs, including EB613 and EB612 and any other product candidates we may develop;

•	the costs of development activities for any other product candidates we may pursue;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish collaborations on favorable terms, if at all.

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

Cash Flows

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth the primary sources and uses of cash for each of the years set forth below:

	Year ended December 31,
	2024	2023
	(in thousands)
Net Cash used in operating activities	$(6,818)	$(7,310)
Net Cash used in investing activities	(3)	(17)
Net Cash provided by financing activities	4,476	6,036
Net decrease in cash and cash equivalents	$(2,345)	$(1,291)

Net Cash Used in Operating Activities

Net Cash used in operating activities for the year ended December 31, 2024 was $6.8 million, consisting primarily of our operating loss of $9.6 million, and a decrease of $0.2 million in our working capital and other expenses which was partially offset by approximately $2.6 million of share-based compensation and depreciation expenses.

Net Cash used in operating activities for the year ended December 31, 2023 was $7.3 million, consisting primarily of our operating loss of $8.9 million and an increase of $0.2 million in our working capital, which was partially offset by approximately $1.8 million of share-based compensation and depreciation expenses.

The decrease of $0.5 million in cash used in operating activities for the year ended December 31, 2024 compared to the same period in 2023 was mainly attributed to an increase of $0.7 million in our operating loss and a decrease of $0.4 million in working capital  and others primarily due to payments to suppliers and services providers, which was partially offset by a decrease of $0.8 million in share-based compensation and depreciation expenses.

Net Cash Used in Investing Activities

Net Cash used in investing activities for the years ended December 31, 2024 and December 31, 2023 primarily consisted purchase of property and equipment

Net Cash Provided by Financing Activities

Net cash provided by financing activities for year ended December 31, 2024 consisted of the net proceeds of $3.8 million from the issuance of Ordinary Shares under the Leerink ATM Program and $0.8 million from the issuance of Ordinary Shares upon the exercise of outstanding options and warrants.

Net Cash provided by financing activities for the year ended December 31, 2023 primarily reflects net proceeds of $6 million from issuance of the Units in the December 2023 Private Placement.

Severance Obligations

We have long-term liabilities for severance pay that are calculated pursuant to Israeli law generally based on the most recent salary of the relevant employees multiplied by the number of years of employment to the extent not covered by our regular deposits with defined contribution plans. As of December 31, 2024, our severance pay liability, net was immaterial. Because the timing of any such payments is not fixed and determinable, we have not included these liabilities in the table above.

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

We estimate the fair value of options granted to employees, directors and service providers using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our shares, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and (e) the fair value of our Ordinary Shares at the date of grant.  The fair value of the RSU's were measured according to the market price at the grant date.

The following table summarizes the allocation of our share-based compensation expense:

	Year ended
	December 31,
	2024	2023
	(in thousands)
Cost of revenues	$7	$-
Research and development	839	424
General and administrative	1,710	1,265
Total	$2,556	$1,689

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

AS OF DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entera Bio Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entera Bio Ltd. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 28, 2025

We have served as the Company’s auditor since 2010.

ENTERA BIO LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31
	2024	2023
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	8,660	11,019
Accounts receivable	126	-
Other current assets	186	238
TOTAL CURRENT ASSETS	8,972	11,257

NON-CURRENT ASSETS:
Property and equipment, net	57	100
Operating lease right-of-use assets	275	388
Deferred income taxes	-	14
Restricted deposit	80	-
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	418	508
TOTAL ASSETS	9,390	11,765

L i a b i l i t i e s and shareholder' equity
CURRENT LIABILITIES:
Accounts payable	132	83
Accrued expenses and other payables	874	874
Current maturities of operating lease	170	134
TOTAL CURRENT LIABILITIES	1,176	1,091

NON-CURRENT LIABILITIES:
Operating lease liabilities	102	256
Liability for employee rights upon retirement	32	32
TOTAL NON-CURRENT LIABILITIES	134	288
TOTAL LIABILITIES	1,310	1,379
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of December 31, 2024 and December 31, 2023, 140,010,000 shares; issued and outstanding as of December 31, 2024, and December 31, 2023, 38,837,220 and 35,476,341 shares, respectively	1	1
Additional paid-in capital	121,965	114,730
Accumulated other comprehensive income	41	41
Accumulated deficit	(113,927)	(104,386)
TOTAL SHAREHOLDERS' EQUITY	8,080	10,386
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	9,390	11,765

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year ended December 31
	2024	2023

REVENUES	181	-
COST OF REVENUES	172	-
GROSS PROFIT	9	-
OPERATING EXPENSES:
Research and development	4,499	4,510
General and administrative	5,095	4,430
Other income	-	(49)
TOTAL OPERATING EXPENSES	9,594	8,891
OPERATING LOSS	9,585	8,891
FINANCIAL INCOME, NET	(58)	(31)
LOSS BEFORE INCOME TAX	9,527	8,860
INCOME TAX EXPENSES	14	29
NET LOSS	9,541	8,889

LOSS PER SHARE BASIC AND DILUTED	0.25	0.31

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	37,650,179	29,007,794

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital		Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2023	28,809,922	*	107,210		41	(95,497)	11,754
Net loss	-	-	-		-	(8,889)	(8,889)
Issuance of ordinary shares, warrants and pre-funded warrants in a private placement, net of issuance costs	6,662,389	1	5,826		-	-	5,827
Issuance of shares under the ATM program, net of issuance costs	4,030	*	5		-	-	5
Share-based compensation	-	-	1,689		-	-	1,689
BALANCE AT DECEMBER 31, 2023	35,476,341	1	114,730		41	(104,386)	10,386
Net loss	-	-	-		-	(9,541)	(9,541)
Exercise of warrants to ordinary shares	89,820	*	90		-	-	90
Exercise of options to ordinary shares	733,704	*	749		-	-	749
Issuance of shares under the ATM program, net of issuance costs	2,236,126	*	3,840		-	-	3,840
Vested restricted share units	301,229	*	(*	)	-	-	-
Share-based compensation	-	-	2,556		-	-	2,556
BALANCE AT DECEMBER 31, 2024	38,837,220	1	121,965		41	(113,927)	8,080

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of these consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(9,541)	(8,889)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	46	56
Deferred income taxes	14	29
Share-based compensation	2,556	1,689
Finance income, net	(5)	-
Changes in operating asset and liabilities:
Decrease (increase) in accounts receivable	(126)	246
Decrease in other current assets	(14)	56
Increase in accounts payable	49	66
Decrease in accrued expenses and other payables	203	(563)
Net cash used in operating activities	(6,818)	(7,310)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(17)
Net cash used in investing activities	(3)	(17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares through ATM programs,	3,960	5
Issuance of ordinary shares and warrants through to a private placement	-	6,611
Issuance costs	(323)	(580)
Exercise of warrants into ordinary shares	90	-
Exercise of options into ordinary shares	749	-
Net cash provided by financing activities	4,476	6,036
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(2,345)	(1,291)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE YEAR	11,085	12,376
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE YEAR	8,740	11,085
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	8,660	11,019
Restricted deposits	80	66
Total cash and cash equivalents and restricted deposits	8,740	11,085
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	68	18
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs	-	470
Operating lease right of use assets obtained in exchange for new operating lease liabilities	32	449

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - DESCRIPTION OF BUSINESS

a)
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

b)	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c)
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $113.9 million as of December 31, 2024 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of December 31, 2024 will be sufficient to support the Company’s operations under its current plans into the third quarter of 2026, excluding the initiation of Phase 3 of EB613 in Osteoporosis. This assumes the use of the Company’s capital to fund its ongoing operations, including regulatory expenses and optimization related to the preparation of the EB613 phase 3 study in osteoporosis, research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation platform and the GLP-2/OXM collaborative research the Company is conducting with OPKO Biologics, Inc., a subsidiary of OPKO Health Inc ("OPKO"). The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 study for EB613 in osteoporosis. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management continually evaluates various financing alternatives in the public and private equity markets, debt financing and strategic collaborations, as the Company will need to finance future research and development activities, general and administrative expenses and working capital through capital raising. However, there is no certainty that the Company will be able to obtain such funding. These consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 1 - DESCRIPTION OF BUSINESS (continued)

d)
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In January 2025, a ceasefire with Hamas was declared. As of the date of these consolidated financial statements, the war is ongoing and continues to evolve. The Company's headquarters and its R&D operations are located in Israel.

Currently, such activities in Israel remain largely unaffected. During the years ended December 31, 2024 and December 31, 2023, the impact of this war on the Company’s results of operations and financial condition was immaterial.

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

Items included in the financial statements of the Company are measured using the currency of the primary economic environment in which the Company operates (the “functional currency”). The U.S. dollar is the currency of the primary economic environment in which the operations of the Company are conducted. The consolidated financial statements are presented in U.S. dollars.

                          The functional currency of the subsidiary is the U.S. dollar.

2)	Transactions and balances

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non-U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the statements of income (indicated below), the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in financial income, net, as appropriate.

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

Bank deposits with original maturity dates of more than three months but less than one year are included in short-term deposits. Such short-term deposits bore interest at an average annual rate of approximately 5% for the year ended December 31, 2024.

Bank deposits with maturity of more than one year are considered long-term.

g.	Restricted cash

Restricted cash deposited in an interest-bearing saving account which is used as a security for the Company's office rent and credit card.

h.	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash held in checking accounts and deposits at financial institutions in major Israeli and U.S. banks. Management believes the Company is not exposed to significant credit risk with respect to its cash and cash equivalent deposits at its current financial institutions, but will continue to monitor regularly and adjust, if needed, to mitigate risk. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.

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

In accordance with Section 14 of the Israeli Severance Pay Law, 1963, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s retirement benefit obligation. The Company is fully relieved from any severance pay liability with respect to each such employee after it makes the payments on behalf of the employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the Company’s balance sheet, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies (the “Contribution Plan”).

The amounts of severance payment expenses were $144 and $128 for the years ended December 31, 2024 and 2023, respectively.

The Company expects to contribute to insurance companies approximately $144 for the year ending December 31, 2025 in connection with its expected severance liabilities for that year.

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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

m.	Share-based compensation

The Company grants share options and restricted share units (“RSUs”) (together “Share-Based Compensation”) to its employees, directors and non-employees in consideration for services rendered.

The Company accounts for Share-Based Compensation awards classified as equity awards, including share-based option awards and RSUs, using grant-date fair value. The Company recognizes the value of the award as an expense over the requisite service period.

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

o.	Revenue recognition

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

Basic loss per share is computed on the basis of the net loss for the period, divided by the weighted average number of outstanding ordinary shares and pre-funded warrants during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options, warrants and RSUs, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options and warrants exercisable into 16,790,842 ordinary shares and 7,458,542 ordinary shares for the years ended December 31, 2024 and 2023, respectively, because the effect would have been anti-dilutive.

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

When the Company issues freestanding instruments, it first analyzes the provisions of ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the consolidated statements of operations in each period. If the instrument is not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-10 in order to determine whether the instrument is considered indexed to the entity’s own stock and qualifies for classification within equity. All warrants issued by the Company have been classified within stockholders’ equity as “Additional paid-in capital”.

t.	Segment Information

Operating segments are components of an enterprise for which separate financial information is available and is provided regularly by the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development of products related to pharmaceuticals. Accordingly, the consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, categories of expenses and other financial information that is evaluated by the Company’s Chief Executive Officer.

u.	Newly issued and recently adopted accounting pronouncements:

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable. The Company adopted this standard in the current period. The adoption of this ASU did not have a material impact on the Company’s financial statements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements, not yet adopted

1)
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

2)
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

As of December 31, 2024, the Company provided bank guarantees of approximately $52, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - OPERATING LEASES (continued)

2)
The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years, and the payments are linked to the Israeli consumer price index. To secure the terms of the lease agreement, the Company has made certain deposits to the leasing company, representing approximately three months of lease payments. The annual lease consideration is a total of $26.

The lease cost was as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease cost	198	196

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Operating cash flows from operating leases	198	196

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	275	388

Current lease liabilities	170	134
Non-current lease liabilities	102	256
Total lease liabilities	272	390

Weighted-average remaining lease term (in years)	1.54	2.5
Weighted-average discount rate	14%	14%

As of December 31, 2024, the maturity of lease liabilities under our non-cancelable operating leases were $272 to be paid in 2025- 2027.

As of December 31, 2024, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2025	198
2026	101
2027	2
Total future minimum lease payments	301
Less: interest	(29)
Present value of operating lease liabilities	272

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

As of December 31, 2024, the total royalty amount that would be payable by the Company to the IIA, before interest and potential increases as described above, was approximately $460. These grants were allocated to research and development in prior periods.

Following the signing of a former collaboration agreement in 2018, the IIA determined that the Company was required to pay 5.38% of each payment received by the Company from the counterparty under such agreement in an amount up to six times the grant received. As of December 31, 2024, the Company had paid a total of $96 to the IIA.

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

On February 22, 2011, Oramed and the Company entered into a patent transfer agreement, that superseded the patent license agreement, whereby Oramed assigned to the Company all of its rights, title and interest to its patent that Oramed licensed to the Company in 2010, under certain conditions. Under this agreement, the Company is obligated to pay Oramed royalties equal to 3% of its net revenues (as defined in the patent transfer agreement).

c.
In September 2023, the Company entered into a research collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO.  Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet formulations using the Company’s proprietary oral delivery technology. The Company and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility. For the Year ended December 31, 2024, the Company recognized total expenses of $71 from this agreement.

Additionally, in March 2025, the Company entered into a license and collaboration agreement with OPKO with respect to the preclinical and clinical development and decision making related to the oral delivery of a dual agonist GLP-1/glucagon peptide in an oral dosage form using our N-Tab™ technology platform for the treatment of obesity, metabolic and fibrotic disorders in humans.  For additional information, see note 10(f).

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - REVENUE RECOGNITION

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party. Pursuant to the agreement, the third party has agreed to pay the Company a monthly payment for research services, as well as reimbursement for external expenses based on an agreed budget.

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

For the year ended December 31, 2024, the Company recognized total revenues of $181 from this agreement.

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

During the year ended December 31, 2023, the Company issued 4,030 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $5 at a weighted average price of $1.16 per ordinary share.

During the year ended December 31, 2024, the Company issued an aggregate of 2,236,126 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $3,840 at a weighted average price of $1.77 per ordinary share. See additional information in note 10(a).

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

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE CAPITAL (continued)

The Pre-Funded Warrants and Investors Warrants (collectively, the “Warrants”) were classified as a component of permanent equity and recorded as part of the Additional Paid in Capital based on the provision of ASC 815. The Warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the Investor to receive a fixed number of shares of common stock upon exercise.

The Company had transaction costs of approximately $1,000, of which $267 were stock-based compensation deducted from equity due to issuance of Broker Warrants and Finder Warrants.

During the year ended December 31, 2024, warrants were exercised for an aggregate of 89,820 ordinary shares for a total consideration of $90. For additional information see note 10(e).

c.
During the year ended December 31, 2024, a former employee and former non-executive board members of the Company exercised options for an aggregate of 733,704 ordinary shares for total consideration of $749.

d.
On August 27, 2024, the Company issued 143,049 ordinary shares to seven non-executive members of the Board in lieu cash board fees for the first two quarters of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares at the grant date was $263 using the market price of the ordinary shares at the grant date.

f.
On October 2, 2024, the Company issued 43,104 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for the third quarter of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares at the grant date was $80 using the market price of the ordinary shares at the grant date.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION

1)	Share-based compensation plan

On March 17, 2013, the Company's Board of Directors approved a Share Incentive Plan (the “2013 Plan”).  Under the 2013 Plan, the Company reserves specified number of ordinary shares for allocation to stock options (each, an “Option”), RSUs, restricted share awards and performance-based awards, that are awarded to employees and non-employees under the 2013 Plan. Each Option is exercisable for one ordinary share.

Any Option granted under the 2013 Plan that is not exercised within six years from the date upon which it becomes exercisable will expire. Since adopting the 2018 Plan (as defined below), the Company has not granted any awards under the 2013 Plan.

On July 2, 2018, the Company's Board of Directors and shareholders of the Company approved a new Share Incentive Plan (the “2018 Plan”) and reserved 1,371,398 ordinary shares for allocation to stock options (each, a "2018 Plan Option"), RSUs, restricted share awards and performance-based awards, to employees and non-employees for issuance under the 2018 Plan. Each 2018 Plan Option is exercisable for one ordinary share.

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

As of December 31, 2024, 2,068,226 ordinary shares remained available for future grants under the 2018 Plan.

On January 1, 2025, the Company’s Board of Directors approved an increase of 1,941,859 ordinary shares that may be issued under the Company’s 2018 Plan pursuant of the terms of the 2018 Plan.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION (continued)

2)	Options grants to employees, directors and consultants:

a)	The below table summarizes the options grants to employees and directors during the years ended December 31, 2024 and 2023:

Period	Grantee	Number of options	Exercise price	Vesting period	Fair value at the grant date	Expiration period
For the year ended December 31, 2024	Employees and Executive Officers	1,268,000	$1.99	(2)	$1,640	10 years
	Directors	758,331	$ 0.6	Quarterly over a period of one year	$ 295	10 years
	Consultants	90,000	$ 1.99	Immediate	$ 124	10 years
For the year ended December 31, 2023	Employees and Executive Officers	1,201,000	$0.80	(1)	$629	10 years
	Directors	534,246	$ 0.73	Quarterly over a period of one year	$ 253	10 years
	Directors	33,638	$ 0.89	Quarterly over a period of three years	$ 15	10 years
	Consultant	30,000	$ 0.80	Immediate	$ 17	10 years

(1)	25% vest on the first anniversary of the date of grant and the remaining 75% of the options vest in twelve equal quarterly installments following the first anniversary of the grant date.

(2)	33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options vest in eight equal quarterly installments following the first anniversary of the grant date.

b)
Upon the occurrence of a Triggering Event (as defined below) and subject to the approval of the Board of Directors, the Company's CEO will be granted additional options to purchases 200,000 ordinary shares. The exercise price will be determined at the time of the Board of Directors’ approval.

"Triggering Event" means the earlier of the following events: (i) the execution by the Company of a binding strategic or partnership agreement with a strategic partner to fund the Company's Phase III FDA Trial; and (b) raising sufficient funding to complete the Company's Phase III FDA Trial, in each case as such event is approved by the Board of Directors.

As of December 31, 2024, neither of these events had occurred.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION (continued)

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2024	2023
Exercise price	$0.60-$1.99	$0.73-$0.89
Dividend yield	-	-
Expected volatility	74.28%-84.5%	74%-76%
Risk-free interest rate	3.93%-4.66%	3.58%-4.37%
Expected life - in years	5.3-5.9	5.3-6.11

c)	The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2024, in terms of ordinary shares for which the options may be exercised:

	2024		2023
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of the year	7,105,414	$2.57	5,733,087	$3.30
Granted	2,116,331	1.49	1,798,884	0.78
Exercised	(733,704)	1.02	-	-
Forfeited	(149,184)	1.14	(34,313)	2.27
Expired	(686,203)	4.00	(392,244)	4.97
Outstanding at end of the year	7,652,654	$2.32	7,105,414	$2.57
Exercisable at end of the year	4,884,830	$2.67	4,208,325	$3.26

December 31, 2024
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	Average	options	Average
Exercise	outstanding	Remaining	exercisable	Remaining
prices per	at end of	Contractual	at end of	contractual
share (USD)	Year	Life	year	Life
0.6	541,665	9.01	541,665	9.01
0.73	356,164	8.01	356,164	8.01
0.79	1,218,000	8.32	475,813	8.32
0.89	33,638	8.43	16,819	8.43
1.40	600,000	7.54	337,500	7.54
1.99	1,358,000	9.3	90,000	9.3
2.02	500,000	7.37	312,500	7.37
2.14	379,900	5.26	379,900	5.26
2.53	33,638	4.89	33,638	4.89
2.57	187,500	7.33	115,437	7.33
2.815	717,045	7.01	672,230	7.01
2.86	135,000	7.25	85,937	7.25
3.15	345,000	6.30	245,625	6.30
3.61	204,000	6.27	178,500	6.27
3.97	232,554	4.05	232,552	4.05
6.31	810,550	2.95	810,550	2.95
	7,652,654		4,884,830

The aggregate intrinsic value of the total of the outstanding and exercisable options as of December 31, 2024 was $3,632 and $2,255, respectively.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION (continued)

3)	RSUs grants to employees and consultants:
a)
On February 1, 2024, the Company entered into a consulting agreement with an investor relations consulting firm. Under the terms of the agreement, the Company agreed to pay a monthly fee of $5 and issued to the consultant 25,000 RSUs. The RSUs vested in five equal monthly installments over a five-month period that began on February 1, 2024.

On August 27, 2024, the Company entered into an amendment to the consulting agreement and granted an additional 25,000 RSUs to the foregoing investor relations consulting firm. The RSUs vested in four installments as follows: 10,000 on August 31,2024, 5,000 on September 30, 2024, 5,000 on October 31, 2024, and 5,000 on November 30, 2024.

As of December 31, 2024, all 50,000 RSUs granted to this investor relations consulting firm had vested. The total fair value of the RSUs on the date of grants was $65.

b)
On February 15, 2024, the Company entered into a consulting agreement with an additional investor relations firm. Under the terms of the agreement, the Company agreed to issue the consultant 50,000 RSUs. The RSUs vested in five equal monthly installments over a five-month period that started on February 15, 2024. As of December 31, 2024, all 50,000 RSUs had vested. The fair value of the RSUs on the date of grant was $53.

c)
On April 19, 2024, the board of directors approved the grant of 209,548 RSUs to executive officers in lieu of an annual cash bonus, of which 124,121 RSUs were granted to the CEO and were subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 31, 2024. The RSUs vest in four equal quarterly installments over a one-year period that started on April 19, 2024. As of December 31, 2024, 104,774 RSUs had vested. The fair value of the RSUs was $370 using the fair value of the RSUs on the date on board of directors' approval.

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31, 2024	Year ended December 31, 2023
Cost of revenues	7	-
Research and development expenses	839	424
General and administrative	1,710	1,265
	2,556	1,689

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 8 - INCOME TAX

a)	Corporate tax rate

i.	Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.

ii.	The Company’s subsidiary Entera Bio, Inc. is taxed separately under the U.S. tax laws at a tax rate of 29% (federal and state tax)

b)	Losses for tax purposes carried forward to future years
The balance of carryforward losses of Entera Bio Ltd. as of December 31, 2024 and 2023 are approximately $83.5 million and $75.8 million , respectively.

Under Israeli tax law, tax loss carry-forwards have no expiration date.

c)	Tax assessments
The Company and its subsidiary have tax assessments that are considered to be final through tax year 2019.

d)	Loss (income) before income taxes is composed of the following:

	Year ended December 31
	2024	2023
Entera Bio Ltd.	9,479	8,868
Entera Bio Inc.	48	(8)
Total loss before taxes	9,527	8,860

e)	Income tax expense:

	Year ended December 31
Current:	2024	2023
Subsidiary:	-	-
Total current income tax	-	-
Deferred income taxes - subsidiary	14	29
Total deferred income taxes	14	29
Total income tax expense	14	29

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 8 - INCOME TAX (continued)

f)	Deferred income taxes:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forward	19,208	17,427
Research and development	854	983
Share-based compensation	639	855
Other	172	220
Net deferred tax assets before valuation allowance	20,873	19,485
Valuation allowance	(20,873)	(19,471)
Net deferred tax assets	-	14

In assessing the likelihood of realizing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carry forward losses become deductible. Based on the taxable loss in the Israel and in the United States, management believes it was more likely than not that the deferred tax assets will not be realized.

g)	Roll-forward of valuation allowance:

Balance at January 1, 2023	17,645
Additions	1,826
Balance at January 1, 2024	19,471
Additions	1,402
Balance at December 31, 2024	20,873

h)	Reconciliation of theoretical tax expenses to actual expenses:

The primary difference between the statutory tax rate of the Company and the effective rate results virtually from the changes in valuation allowance in respect of carry forward tax losses and research and development expenses due to the uncertainty of the realization of such tax benefits.

i)	Uncertain tax positions

As of December 31, 2024 and 2023, the Company did not have a provision for uncertain tax positions as existing uncertain tax positions as, based on the technical merits, given the existing tax positions are not more likely than not to be sustained.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31,
Accrued expenses and other payables:	2024	2023
Employees and employees related	161	159
Provision for vacation	178	215
Accrued expenses	535	500
	874	874

NOTE 10 - SUBSEQUENT EVENTS

a)	On January 3, 2025, the Company issued an aggregate of 2,700,000 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $5,997 at a weighted average price of $2.29 per ordinary share.

b)
On January 10, 2025, the Company filed a supplement to the prospectus supplement relating to the Leerink ATM Program, which provides the Company the ability to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program

c)
On January 15, 2025, an aggregate of 142,545 options to purchase ordinary shares were granted to five non-executive board members with an exercise price of $2.28 per share. The options will vest over one year in four equal quarterly installments starting on January 1, 2025. This grant was approved by the shareholders of the Company on October 4, 2021.

d)
On January 15, 2025, the Company issued 40,993 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for the fourth quarter of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares at the grant date was $93 using the market price of the ordinary shares at the grant date.

e)	In January 2025, 149,700 warrants were exercised for an aggregate of 149,700 ordinary shares for a total consideration of $150.

f)
On March 16, 2025, the Company entered into a collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO and its wholly owned subsidiary, OPKO Biologics Ltd., to collaborate with respect to the preclinical and clinical development and decision making related to the oral delivery of a dual agonist GLP-1/glucagon peptide in an oral dosage form using Entera’s N-Tab™ technology platform for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s proprietary long-acting oxyntomodulin (OXM, dual targeted GLP-1/Glucagon agonist, OPK-88006) analog and Entera’s proprietary N-Tab™ technology.

Under the 2025 Collaboration Agreement, the Company granted to OPKO an exclusive, sublicensable and non-transferable, worldwide license to certain of the company's intellectual property and technology solely to develop, manufacture, and commercialize any GLP-1/glucagon dual agonist as an oral treatment form for the treatment of obesity, metabolic, cardiovascular, and fibrotic disorders in humans, and OPKO has granted to the Company a non-exclusive, non-sublicensable and non-transferable license to certain of OPKO’s intellectual property and technology to the extent necessary for the Company to perform its obligations in relation to the Program, in each case subject to the exceptions contained therein.

Under the terms of the 2025 Collaboration Agreement, the Company and OPKO will retain 40% and 60%, respectively, of all proceeds deriving from the Program, and will be responsible for 40% and 60% of the Program’s development costs, respectively. Following the completion of the Phase 1 stage, the Company may continue to fund its 40% share of the Program to maintain its right to proceeds or to opt-out (the “Opt-Out”). If the Company exercises the Opt-Out, then the Company and OPKO will retain 15% and 85%, respectively, of all proceeds deriving from the Program, while OPKO will be solely responsible for ongoing development and commercialization funding of the Program.

In connection with the execution of the 2025 Collaboration Agreement, the Company issued and sold to OPKO an aggregate of 3,685,226 ordinary shares for a total purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of the 2025 Collaboration Agreement.  OPKO has agreed to a customary lockup with respect to such shares, and may not sell or otherwise transfer them for a period of 12 months following the date of the 2025 Collaboration Agreement, and OPKO has additionally agreed to a customary “standstill” provision, pursuant to which, for a 24-month period following the date of the 2025 Collaboration Agreement, OPKO may not acquire additional equity in the Company or otherwise take certain other actions, in each case without our consent.

The Company has agreed to use the proceeds from the sale of the foregoing ordinary shares solely to fund its development cost obligations under the 2025 Collaboration Agreement, and has agreed to enter into an escrow arrangement, together with OPKO and an escrow agent, into which such proceeds will be deposited and subsequently disbursed to fund such development costs.  If the 2025 Collaboration Agreement expires or is terminated for any reason, any funds remaining in such escrow will be disbursed to the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, those officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers as of the date of this Annual Report and their respective ages, positions and biographies are set forth below.

Name	Age	Position
Executive Officers
Miranda Toledano(5)	48	Chief Executive Officer and Director
Gregory Burshtein	48	Chief of Research and Development
Dana Yaacov-Garbeli	41	Chief Financial Officer
Hillel Galitzer	46	Chief Operating Officer

Non-Employee Directors
Gerald Lieberman(1)	78	Director, Chairman of the Board of Directors
Sean Ellis(1) (3) (4)	50	Director
Haya Taitel(1) (2) (4)	62	Director, Chairperson of the Nominating and Corporate Governance Committee
Yonatan Malca(1)(2) (3) (5)	58	Director, Chairman of the Compensation Committee
Gerald M. Ostrov(1) (2) (3)	75	Director, Chairman of the Audit Committee

(1) Independent in accordance with SEC regulations and Nasdaq rules requirements applicable to us.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.
(4) Member of the Nominating and Corporate Governance Committee.
(5) Member of the Scientific Advisory Committee.

Executive Officers

Miranda Toledano has served as a member of our Board since 2018, as prior Chair of the Audit Committee as of 2018 and as Member of the Scientific Advisory Committee since February 2022. Ms. Toledano has served as the Company's Chief Executive Officer, or CEO, since July 2022.Ms. Toledano has over 25 years of C-level leadership, principal investment and Wall Street/capital market experience in the biotech sector. Previously, Miranda served as Chief Operating Officer, Chief Financial Officer, and Director of TRIGR Therapeutics, a stealth oncology focused, clinical stage bispecific antibody company, from August 2018 until its acquisition by Compass Therapeutics (Nasdaq: CMPX) in June 2021. At TRIGR, Miranda oversaw the clinical development of lead asset TR009 (now CTX-009) and led strategic execution, including a $117 million China License Transaction and TRIGR’s 2021 acquisition by CMPX. Previously, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co. (acquired by B. Riley FBR & Co.), where she completed biotech equity financings (IPOs, ATMs, and follow-ons) totaling over $4 billion in aggregate value. Earlier in her career, Ms. Toledano served as vice president in the investment group of Royalty Pharma (Nasdaq: RPRX) from 2004 to 2010. Ms. Toledano is also a member of the board of directors of Journey Medical (Nasdaq: DERM). Ms. Toledano holds a B.A. in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.

Gregory Burshtein, PhD has led research and development at the Company since he joined Entera in September 2012, as Director of Pharmaceutical R&D, and since May 2024, as our Chief of Research and Development. Dr. Burshtein is a leader in the field of oral delivery of peptides, has published in peer-reviewed journal articles holds 25 issued patents and has 113 pending patent applications related to development, formulation, and delivery of oral large molecules. Dr. Burshtein holds over 20 years of experience in the field of drug delivery, pharmacology and biopharmaceutics, with a primary focus on the challenging area of oral delivery of therapeutic peptides. in this field. Dr. Burshtein obtained his Ph.D. in Pharmaceutical Sciences, MSc in Clinical Pharmacy, and B. Pharm degree from the Institute for Drug Research, Faculty of Medicine of the Hebrew University of Jerusalem.

Dana Yaacov-Garbeli has served as our Chief Financial Officer since July 2022. Prior that, Ms. Yaacov-Garbeli served as our Israel-based Chief Financial Officer from June 2019 through July 2022. Ms. Yaacov-Garbeli has over 17 years of finance and accounting experience. She previously served as Senior Manager at PwC Israel overseeing audits of public and private companies. She has significant experience in financial planning, operations management, external and internal audit for public multinational companies under US GAAP, IFRS and PCAOB standards. Ms. Yaacov-Garbeli is also a partner at A2Z-Finance, a company that provides financial and accounting services. Ms. Yaacov-Garbeli holds a B.A in accounting and business management and an MBA in financial management from The College of Management and Academic studies. Ms. Yaacov-Garbeli is a Certified Public Accountant in Israel.

Hillel Galitzer, PhD has served as our Chief Operating Officer since February 2014, prior to which he served as a Director of Scientific Development from July 2010. Prior to joining Entera, Dr. Galitzer was an analyst and the chief operating officer for Hadasit Bio Holdings Ltd., a publicly traded company on the Tel Aviv Stock Exchange (TASE: HDST) and OTC markets. He is the co-founder and former chief operating officer of Optivasive Inc. Dr. Galitzer received his Ph.D. from the Hebrew University Medical School in Jerusalem, where he was mentored by two world renowned researchers in the areas of parathyroid hormone and calcium regulation, his M.B.A. from Bar Ilan University in Israel and his B.Med.Sc. from the Hebrew University Medical School in Jerusalem.

Non-Employee Directors

Gerald Lieberman has served as a member of our Board since April 2014 and became our Chairman in July 2019. Mr. Lieberman is also a member of the Board of Directors of Teva Pharmaceutical Industries Ltd. (NYSE and TASE: TEVA). He serves on the Board of Directors of DosentRx, Ltd., and is a special advisor at Reverence Capital Partners, a private investment firm focused on the middle-market financial services industry. From 2000 to 2009, Mr. Lieberman was an executive at AllianceBernstein L.P. primarily as the President and Chief Operating Officer when he also served as a Board Member. From 1998 to 2000, he was Senior Vice President, Finance and Administration at Sanford C. Bernstein & Co Inc., until it was acquired by Alliance Capital in 2000. Prior to that, he served in various executive positions over six years at Fidelity Investments including Chief Financial Officer and Chief of Administration. Prior to Fidelity he was in various senior positions over fourteen years at Citicorp including serving as a member of the Policy Committee. Prior to joining Citicorp, he was a certified public accountant with Arthur Andersen. Mr. Lieberman received a B.S. Beta Gamma Sigma with honors in business from the University of Connecticut. Our Board believes that Mr. Lieberman is qualified to serve as director based upon his experience on boards of other pharmaceutical and health care companies and his years of experience working with listed public companies and private companies.

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

Haya Taitel has served as a member of our Board since June 2023. Ms. Taitel has over 30 years of global C-level biopharma commercial and strategic executive experience. She currently serves as the Head of Sanofi’s Global Transplant Franchise where she is responsible for increasing franchise growth and profitability. Prior to her role at Sanofi, Ms. Taitel served as the Chief Commercial Officer of Kadmon Pharmaceuticals, LLC, where she contributed to the launch of Rezurock®, from 2013 until the company was acquired by Sanofi for $1.9 billion in November 2021. Ms. Taitel also led Kadmon Board's Executive Commercial Committee. Beginning in 1997, Ms. Taitel had held various commercial leadership positions of increasing seniority at Johnson and Johnson in multiple therapeutic areas, including oncology, immunology, neurology and women's healthcare. Ms. Taitel holds a Master of Science, Pharmacology, (PharmD equivalence) from Temple University and a Bachelor of Science, Pharmacy and Biology from the Hebrew University School of Pharmacy in Jerusalem, Israel. Our Board believes that Ms. Taitel is qualified to serve as a director based upon her extensive biopharmaceutical industry experience and specific commercial domain expertise in women’s health.

Yonatan Malca has served as a member of our Board since 2011. Mr. Malca currently serves as Chief Executive Officer and a director of NanoGohst Ltd. From 2009 to 2021, he served as Chief Executive Officer and a director of DNA Biomedical Solutions Ltd. (TASE: DNA). Mr. Malca also serves as a director of Jungo Connectivity Ltd. (TASE: JNGO) and Unicorn Technologies (TASE: UNCT), both Israeli public companies. He also serves as director of BeamMed Ltd, a private medical device company. He previously served as a director of Nextgen-Biomed LTD. (TASE: NXGN) from July 2018 to April 2019, ARKO Holdings Ltd. from August 2014 to December 2020, and Tamda Ltd. from July 2016 to September 2020. Mr. Malca holds a B.A. in Economics and Statistics from Bar-Ilan University and an M.A. in Economics and Finance from Bar Ilan University, Israel. Our Board believes that Mr. Malca is qualified to serve as a director based upon his pharmaceutical industry experience as an executive as well as his experience on boards of multiple pharmaceutical companies.

Gerald M. Ostrov has served as a member of our Board since January 2019. Mr. Ostrov consults and invests in new technologies in the medical device and consumer products fields. Mr. Ostrov currently serves on the board of directors of several privately held companies, including Synergio, Addon Optics, and Nuvo Group Ltd. From 2008 to 2010, he served as Chairman and CEO of Bausch & Lomb. There Mr. Ostrov led the stabilization, streamlining and pipeline building of Bausch & Lomb following its going-private transaction. From 1998 until 2006, Mr. Ostrov very successfully served as Company Group Chairman for Johnson & Johnson's Worldwide Vision Care businesses. From 1991 to 1998, Mr. Ostrov worked for Johnson & Johnson and quickly rose to serve as Company Group Chairman of the Consumer and Personal Care businesses in North America. From 1982 to 1991, he served as President of CIBA Consumer Pharmaceuticals Company. From 1976 to 1982, he worked for the Health Care Division of Johnson & Johnson. From 1973 to 1976, Mr. Ostrov worked at Procter & Gamble. Mr. Ostrov holds a B.S. from Cornell and an M.B.A. from Harvard. Our Board believes that Mr. Ostrov is qualified to serve as a director based upon his years as an investor in healthcare related companies.

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

Under our Articles, the Board must consist of at least three and no more than ten persons. Currently, our Board consists of six directors. Our Board is divided into three classes, with staggered three-year terms with one class comes up for election each year. The Class I, Class II and Class III directors have terms expiring at our annual meeting of shareholders in 2027, 2025 and 2026, respectively. The members of the classes as of the date hereof are as follows:

•	the Class I directors are Miranda Toledano and Yonatan Malca;

•	the Class II director is Haya Taitel;

•	the Class III directors are Gerald Lieberman, Gerald M. Ostrov and Sean Ellis.

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

Under the Companies Law, our Board must also determine the minimum number of directors who are required to have accounting and financial expertise. In determining the number of directors required to have such expertise, our Board must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our Board has determined that we require one director with accounting and financial expertise. Our Board has determined that Mr. Sean Ellis, Mr. Gerald M. Ostrov and Mr. Yonatan Malca each have financial and accounting expertise as defined in the regulations promulgated under the Companies Law.

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

Director Independence

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets the independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report, as defined in the listing standards of Nasdaq: Gerald Lieberman, Gerald M. Ostrov, Sean Ellis, Yonatan Malca, and Haya Taitel. In making these determinations, our Board considered the current and prior relationships that each non-employee director has or had with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” contained in this Annual Report.

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

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

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

Compensation Committee

Composition

We have a Compensation Committee, the members of which are Yonatan Malca, who also serves as chairman of the committee, Gerald M. Ostrov and Haya Taitel. Each member of our Compensation Committee is independent under Nasdaq rules.

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

Under the Companies Law, we must obtain Compensation Committee, Board and shareholder approval every three years for either the continuation of our existing compensation policy or adoption of a new compensation policy. Our compensation policy was last approved by our shareholders on July 31, 2024, after having been recommended by our Compensation Committee and approved by our Board.

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

On May 27, 2024, the Compensation Committee and the Board voted to approve, and on July 31, 2024, the shareholders of the Company ratified and confirmed, the revised compensation terms of the Company's non-executive directors, retroactively effective as of January 1, 2024, which includes (i) a quarterly grant of fully vested Ordinary shares, in lieu of each non-executive director's respective quarterly cash compensation and (ii) an annual option grant.

Nominating and Corporate Governance Committee

Composition

Our Nominating and Corporate Governance Committee consists of Haya Taitel, who also serves as chairwoman of the committee, and Sean Ellis. Each of the members of our Nominating and Corporate Governance Committee is independent under Nasdaq rules.

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

Scientific Advisory Committee

Our Scientific Advisory Committee consists of Miranda Toledano who also serves as chairwoman of the committee, along with Yonatan Malca and Haya Taitel.

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

Delinquent Section 16(a) Reports

Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that all reporting persons timely filed all reports required by them under Section 16(a) of the Exchange Act with respect to the year ended December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Policy

Our compensation policy was last ratified by our shareholders on July 31, 2024, after having been recommended by our Compensation Committee and approved by our Board, and will therefore, under the Companies Law, will need to be either re-approved, amended, or replaced by a new policy no later than 2027, and every three years thereafter. The compensation policy includes, among other matters prescribed by the Companies Law, a framework for establishing the terms of office and employment of the directors and officers and guidelines with respect to the structure of the variable pay of officers.

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

While the Company does not have a formal policy in place, it is the Company's practice to typically award equity grants to executive officers and non-employee directors at the beginning of each fiscal year, subject to the Company not being in possession of any material non-public information.

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

Summary Compensation Table

The table and summary below outline the compensation granted to our named executive officers (“Named Executive Officers”) during our fiscal years ended December 31, 2024 and December 31, 2023. As a “smaller reporting company,” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company’s principal executive officer (“PEO”), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but who were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

The below figures are represented in thousands.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	RSUs Award(s) ($)(2)	All Other Compensation ($)	Total ($)
Miranda Toledano	2024	419	-	538	156	36	1,149
Chief Executive Officer and director	2023	338	-	532	-	80	950

Dr. Hillel Galitzer	2024	259	-	175	54	43	531
Chief Operating Officer	2023	245	-	163	-	31	459
Dana Yaacov-Garbeli	2024	226	-	158	54	-	438
Chief Finance Officer	2023	193	-	118	-	-	311

(1)
Reflects the associated annual expense recorded in our financial statements based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in Note 6 to the Company’s audited financial statements for the year ended December 31, 2024 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)
Reflects the associate annual expenses for RSUs granted in place of annual bonus in cash recorded in our financial statements based on the fair value of the share-based compensation grant date market computed in accordance with ASC Topic 718. The fair value amount is recognized as an expense over the course of the vesting period of the RSUs in the Company’s audited financial statements for the year ended December 31, 2024 included in this Annual Report.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at December 31, 2024 for our Named Executive Officers.

	Number of Securities Underlying Unexercised Options		Option Expiration
Name	Exercisable	Unexercisable	Date
Miranda Toledano	33,638	-	1/17/2029
Chief Executive Officer and director	35,852	-	1/1/2031
	98,594	8,963	1/1/2031
	312,500	187,500(1)	05/16/2032
	337,500	262,500(2)	07/15/2032
	131,250	218,750(3)	04/24/2033
	-	500,000(4)	04/19/2034
	62,061	62,061(5)	04/19/2034

Gregory Burshtein	20,000	-	01/17/2029
Chief of Research and Development	18,900	-	03/16/2030
	44,625	6,375(6)	04/07/2031
	28,125	16,875(7)	04/28/2032
	24,375	40,625(8)	04/24/2033
	-	150,000(9)	04/19/2034
	12,563	12,563(10)	04/19/2034
Hillel Galitzer	175,000	-	03/16/2030
Chief Operating Officer	109,375	15,625(11)	04/21/2031
	41,250	18,750(12)	03/24/2032
	78,750	131,250(13)	04/24/2033
	-	130,000(14)	04/19/2034
	15,076	15,076(15)	04/19/2034
Dana Yaacov-Garbeli	35,000	-	06/25/2030
Chief Finance Officer	105,000	15,000(16)	04/21/2031
	19,688	15,313( )	03/31/2032
	71,250	118,750(18)	04/24/2033
	-	130,000(19)	04/19/2034
	15,076	15,076(20)	04/19/2034

(1)	The 187,500 unexercisable options as of December 31, 2024 will vest in six equal quarterly installments beginning on February 16, 2025.

(2)	The 262,500 unexercisable options as of December 31, 2024 will vest in seven equal quarterly installments beginning on January 15, 2025.

(3)	The 218,750 unexercisable options as of December 31, 2024 will vest in ten equal quarterly installments beginning on January 24, 2025.

(4)
Of the 500,000 unexercisable options as of December 31, 2024, 25% vest on April 19, 2025, the first anniversary of the grant date, and the remaining 75% vesting in 8 equal quarterly installments over the following two years.

(5)	The 62,061 unexercisable RSUs as of December 31, 2024 will vest in two equal quarterly installments beginning on January 19, 2025.

(6)	The 6,375 unexercisable options as of December 31, 2024 will vest in two equal quarterly installments beginning on January 7, 2025.

(7)	The 16,875 unexercisable options as of December 31, 2024 will vest in six equal quarterly installments beginning on January 28, 2025.

(8)	The 40,625 unexercisable options as of December 31, 2024 will vest in ten equal quarterly installments beginning on January 24, 2025.

(9)
Of the 150,000 unexercisable options as of December 31, 2024, 25% vest on April 19, 2025, the first anniversary of the grant date, and the remaining 75% vesting in 8 equal quarterly installments over the following two years.

(10)	The 12,563 unexercisable RSUs as of December 31, 2024 will vest in two equal quarterly installments beginning on January 19, 2025.

(11)	The 15,625 unexercisable options as of December 31, 2024 will vest in two equal quarterly installments beginning on January 16, 2025.

(12)	The 18,750 unexercisable options as of December 31, 2024 will vest in five equal quarterly installments beginning on March 31, 2025.

(13)	The 131,250 unexercisable options as of December 31, 2024 will vest in ten equal quarterly installments beginning January 24, 2025.

(14)
Of the 130,000 unexercisable options as of December 31, 2024, 25% vest on April 19, 2025, the first anniversary of the grant date, and the remaining 75% vesting in 8 equal quarterly installments over the following two years.

(15)	The 15,076 unexercisable RSUs as of December 31, 2024 will vest in two equal quarterly installments beginning on January 19, 2025.

(16)	The 15,000 unexercisable options as of December 31, 2024 will vest in two equal quarterly installments beginning on January 16, 2025.

(17)	The 10,938 unexercisable options as of December 31, 2024 will vest in five equal quarterly installments beginning on March 31, 2025.

(18)	The 118,750 unexercisable options as of December 31, 2024 will vest in ten equal quarterly installments beginning January 24, 2025.

(19)
Of the 130,000 unexercisable options as of December 31, 2024, 25% vest on April 19, 2025, the first anniversary of the grant date, and the remaining 75% vesting in 8 equal quarterly installments over the following two years.

(20)	The 15,076 unexercisable RSUs as of December 31, 2024 will vest in two equal quarterly installments beginning on January 19, 2025.

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

The table below outlines compensation earned by our non-employee directors for the fiscal year ended December 31, 2024, including fees earned in cash and options awarded for services provided as a director. To help the Company maintain sufficient cash for operations, the Company’s shareholders approved a revised compensation structure for non-executive directors, which was implemented to enhance the Company’s financial flexibility and align directors' interests with those of shareholders. This revised structure involves granting fully vested Ordinary Shares quarterly instead of quarterly cash payments, effective retroactively as of January 1, 2024. Under this arrangement, each non-executive director receives a quarterly grant of fully vested Ordinary Shares. The value of these shares is equivalent to their respective cash compensation for board and committee services, calculated based on the average daily closing share price of the Ordinary Shares during the applicable fiscal quarter. Directors who serve only part of a quarter receive a pro rata portion of the shares.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Equity Awards ($)(2)	All Other Compensation ($)	Total ($)
Gerald Lieberman	-	57,162	67,736	-	124,898
Yonatan Malca	-	57,162	55,838	-	113,000
Gerald M. Ostrov	-	57,162	50,803	-	107,965
Sean Ellis	-	57,162	44,877	-	102,039
Dr. Roger J. Garceau (3)	-	3,615	33,346	-	36,961
Ron Mayron (3)	-	4,409	33,346	-	37,775
Haya Taitel	-	57,162	39,841	-	97,003

(1)
Reflects the associated annual expense recorded in our financial statements based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in Note 6 of the Company’s audited financial statements for the year ended December 31, 2024 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)	Reflects the associated annual expenses for fully vested Ordinary Shares granted in lieu of cash fees during 2024, based on the grant date market value.

(3)	Former board member whose term expired at the 2024 Annual Meeting of Shareholders.

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2024:

Name	Share Options
Gerald Lieberman	374,421
Yonatan Malca	374,421
Gerald M. Ostrov	374,421
Sean Ellis	374,421
Haya Taitel	141,971

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

Miranda Toledano

Ms. Toledano has served on the Board of Directors at Entera since September 2018. Between May and July 2022, Ms. Toledano served as Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy at Entera. In July 2022, Ms. Toledano was appointed Chief Executive Officer at Entera.

In connection with Ms. Toledano’s appointment  Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy in May 2022, Ms. Toledano entered into an employment agreement (the “Original Employment Agreement”) with the Company, providing for an annual employer cost of $350,000 inclusive of base salary, pension payments, severance and disability benefits as required under Israeli law. Additionally, Ms. Toledano was entitled to a grant of options pursuant to the Company’s 2018 Equity Incentive Plan to purchase 500,000 Ordinary Shares of the Company’s Ordinary Shares at an exercise price of $2.02 per share, the closing price of the Ordinary Shares on the date the option was approved by the Board. The options vest over four years, with 25% of the options vesting on May 16, 2023 and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment. In addition, Ms. Toledano was eligible to receive an annual bonus in an amount equal to 50% of her annual base salary. Under the Original Employment Agreement, Ms. Toledano also agreed to customary non-disclosure and non-competition covenants.

In connection with Ms. Toledano’s appointment Chief Executive Officer, on July 15, 2022, Ms. Toledano and the Company entered into an amended and restated employment agreement (the “A&R Employment Agreement”), which amends and restates the Original Employment Agreement. The material terms of the Original Employment Agreement remain unchanged, except that the A&R Employment Agreement provides for (i) Ms. Toledano’s service as Chief Executive Officer, (ii) an annual employer cost of $380,000 inclusive of base salary, pension payments, severance and disability benefits as required under Israeli law, (iii) eligibility to receive an annual bonus in an amount equal to 60% of Ms. Toledano’s annual base salary, (iv) a one-time separation payment in the total amount of 12 months of salary and an extension of the exercise period with respect to vested options for a period of up to two-years post-termination, in each case in the event of the termination of Ms. Toledano’s employment by the Company for any reason other than for Cause (as defined in the A&R Employment Agreement), (v) an additional grant of options (the “Options”) pursuant to the Company’s 2018 Equity Incentive Plan to purchase 600,000 Ordinary Shares at an exercise price of $1.40, which was the closing price of the Ordinary Shares on the date the Board approved such option grant and (vi), upon the Company’s achievement of certain performance or financial milestones, a grant of options (the “Additional Options”) to purchase an additional 200,000 Ordinary Shares pursuant to the Company’s 2018 Equity Incentive Plan at an exercise price equal to the closing price of the Ordinary Shares on the date the Board approves such option grant. The Options will vest over four years, with 25% of the Options vesting on July 15, 2023 and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment. The Additional Options will vest over four years, with 25% of the Additional Options vesting on the first anniversary of the grant date and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment.

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

On April 14, 2024, and April 19, 2024, the Compensation Committee and the Board, respectively, voted to approve, and on July 31, 2024, the shareholders of the Company ratified and confirmed, a one-time grant to Ms. Toledano of (i) options to purchase 500,000 Ordinary Shares (the "Miranda's 2024 Options"), at an exercise price of $1.99 per Ordinary Share, under the 2018 Plan, and (ii) a one-time grant of 124,121 RSUs in place of the annual cash bonus for 2023 (the "Miranda's 2024 RSUs”) under the 2018 Plan. Provided that Ms. Toledano has not undergone a Termination of Service (as defined in the 2018 Plan) prior to the applicable vesting date, Miranda's 2024 Options shall vest over a three (3) year period, with a third of Miranda's 2024 Options vesting at the end of a 12-month period following April 19, 2024, and the remaining two-thirds of Miranda's 2024 Options shall vest in eight substantially equal portions over the next two (2) year period thereafter, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Miranda's 2024 Options that vest in the installment shall be such that Ms. Toledano will be fully vested in the total number of Miranda's 2024 Options listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Miranda's 2024 Options shall become fully vested on April 19, 2027); provided further, however, that in the event of a Change in Control (as defined in the 2018 Plan) in which Ms. Toledano continues to provide services to the Company on the date of consummation of such Change in Control, 100% of any unvested Miranda's 2024 Options at the time of the consummation of such Change in Control shall become fully vested and exercisable. The expiration date of Miranda's 2024 Options shall be April 19, 2034, or such earlier date in accordance with the 2018 Plan or the Company's option agreement. Provided that Ms. Toledano has not undergone a Termination of Service (as defined in the 2018 Plan) prior to the applicable vesting date, Miranda's 2024 RSUs shall vest over a one (1) year period, with 100% of Miranda's 2024 RSUs vesting in four substantially equal portions over the 12 month period following April 19, 2024, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Miranda's 2024 RSUs that vest in the installment shall be such that Ms. Toledano will be fully vested in the total number of Miranda's 2024 RSUs listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Miranda's 2024 RSUs shall become fully vested on April 19, 2025); provided further, however, that in the event of the Change in Control in which Ms. Toledano continues to provide services to the Company on the date of consummation of such Change in Control, 100% of any unvested Miranda's 2024 RSUs at the time of the consummation of such Change in Control shall become fully vested.

Hillel Galitzer

In March 2014, we entered into an employment agreement with our Chief Operating Officer, Mr. Hillel Galitzer. Pursuant to the terms of his employment, and within the discretion granted to the Board, Mr. Galitzer was entitled to an annual gross base salary of $230,725 for both 2022 and 2023, which represents an increase in base salary from the original terms of the employment agreement approved by the Board. In 2024, the Board approved an increase to Mr. Galitzer's annual salary, and he is currently entitled to an annual gross base salary of $246,000. Additionally, pursuant to the terms of his employment agreement, Mr. Galitzer is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include short-term disability and pension fund benefits. Mr. Galitzer is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays, company car and sick leave. Subject to applicable law, Mr. Galitzer is also covered by our D&O insurance policy. Pursuant to the terms of his employment agreement, Mr. Galitzer is eligible to receive equity awards under the Company’s existing and future incentive plans, on such amount and terms as shall be approved by the Board. Pursuant to the terms of his employment agreement, Mr. Galitzer also agreed to customary non-disclosure and non-competition covenants.

On April 14, 2024, and April 19, 2024, the Compensation Committee and the Board, respectively, voted to approve a one-time grant to Mr. Galitzer of (i) options to purchase 130,000 Ordinary Shares (the “Galitzer's 2024 Options”), at an exercise price of $1.99 per Ordinary Share, under the 2018 Plan, and (ii) a one-time grant of 30,151 RSUs in place of the annual cash bonus for 2023 (the “Galitzer's 2024 RSUs”) under the 2018 Plan. Galitzer's 2024 Options shall vest over a three (3) year period, with a third of the Galitzer's 2024 Options vesting at the end of a 12-month period following April 19, 2024, and the remaining two-thirds of Galitzer's 2024 Options shall vest in eight substantially equal portions over the next two (2) year period thereafter, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Galitzer's 2024 Options that vest in the installment shall be such that Mr. Galitzer will be fully vested in the total number of Galitzer's 2024 Options listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Galitzer's 2024 Options shall become fully vested on April 19, 2027); provided further, however, that in the event of a Change in Control (as defined in the 2018 Plan) in which Mr. Galitzer continues to provide services to the Company on the date of consummation of such Change in Control, 100% of any unvested Galitzer's 2024 Options at the time of the consummation of such Change in Control shall become fully vested and exercisable. The expiration date of Galitzer's 2024 Options shall be April 19, 2034, or such earlier date in accordance with the 2018 Plan or the Company's option agreement. Galitzer's 2024 RSUs shall vest over a one (1) year period, with 100% of Galitzer's 2024 RSUs vesting in four substantially equal portions over the 12 month period following April 19, 2024, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Galitzer's 2024 RSUs that vest in the installment shall be such that Dr. Galitzer will be fully vested in the total number of Galitzer's 2024 RSUs listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Galitzer's 2024 RSUs shall become fully vested on April 19, 2025); provided further, however, that in the event of the Change in Control in which Dr. Galitzer continues to provide services to the Company on the date of consummation of such Change in Control, 100% of any unvested Galitzer's 2024 RSUs at the time of the consummation of such Change in Control shall become fully vested.

Dana Yaacov-Garbeli

In June 2019, we entered into a consulting agreement with A2Z Finance Ltd. (“A2Z”), in connection with the appointment of Ms. Yaacov-Garbeli as our Chief Financial Officer, which was further amended in June 2020, October 2021 and April 2023 (as amended, the “consulting agreement”). Under the terms of the consulting agreement, both parties may terminate the agreement for any reason upon 30 days’ notice. In addition, the Company has the ability to terminate the agreement immediately upon the occurrence of certain limited circumstances, such as breach of contract. In 2022 and 2023, pursuant to the terms of the consulting agreement, Ms. Yaacov-Garbeli was entitled to an annual payment of $193,200. Ms. Yaacov-Garbeli's annual payment was raised to $225,000 for fiscal year 2024. In addition, Ms. Yaacov-Garbeli is reimbursed for reasonable out of pocket expenses which were pre-approved in writing in connection with her duties as Chief Financial Officer. Pursuant to the terms the consulting agreement, Ms. Yaacov-Garbeli also agreed to customary non-disclosure and non-competition covenants.

On April 14, 2024, and April 19, 2024, the Compensation Committee and the Board, respectively, voted to approve a one-time grant to Ms. Yaacov-Garbeli of (i) options to purchase 130,000 Ordinary Shares (the “Dana's 2024 Options”), at an exercise price of $1.99 per Ordinary Share, under the 2018 Plan, and (ii) a one-time grant of 30,151 RSUs in place of the annual cash bonus for 2023 (the “Dana's 2024 RSUs”) under the 2018 Plan. Dana's 2024 Options shall vest over a three (3) year period, with a third of the Dana's 2024 Options vesting at the end of a 12-month period following April 19, 2024, and the remaining two-thirds of Dana's 2024 Options shall vest in eight substantially equal portions over the next two (2) year period thereafter, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Dana's 2024 Options that vest in the installment shall be such that Ms. Yaacov-Garbeli will be fully vested in the total number of Dana's 2024 Options listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Dana's 2024 Options shall become fully vested on April 19, 2027); provided further, however, that in the event of a Change in Control (as defined in the 2018 Plan) in which Ms. Yaacov-Garbeli continues to provide services to the Company on the date of consummation of such Change in Control, 100% of any unvested Dana's 2024 Options at the time of the consummation of such Change in Control shall become fully vested and exercisable. The expiration date of Dana's 2024 Options shall be April 19, 2034, or such earlier date in accordance with the 2018 Plan or the Company's option agreement. Dana's 2024 RSUs shall vest over a one (1) year period, with 100% of Dana's 2024 RSUs vesting in four substantially equal portions over the 12 month period following April 19, 2024, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Dana's 2024 RSUs that vest in the installment shall be such that Ms. Yaacov-Garbeli will be fully vested in the total number of Dana's 2024 RSUs listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Dana's 2024 RSUs shall become fully vested on April 19, 2025); provided further, however, that in the event of the Change in Control in which Ms. Yaacov-Garbeli continues to provide services to the Company on the date of consummation of such Change in Control, 100% of any unvested Dana's 2024 RSUs at the time of the consummation of such Change in Control shall become fully vested.

Employee Equity Incentive Plans

2013 Share Incentive Plan

On March 17, 2013, our Board approved our 2013 Plan for the granting of stock options, restricted share units, restricted share awards and performance-based awards, in order to provide incentives to our employees, directors, consultants and/or service providers. As of December 31, 2024, 810,550 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2013 Plan, at a weighted-average exercise price of $6.31 per share. As of December 31, 2024, all of the foregoing outstanding options had vested under the 2013 Plan. The 2013 Plan is administered by our Board or by a committee appointed by our Board. Upon the completion of our initial public offering, the remaining pool of reserved Ordinary Shares under the 2013 Plan was cancelled, and the only reserved Ordinary Shares available for grants to our employees, directors, consultants and service providers in the future are those under the 2018 Plan (which is described below).

2018 Equity Incentive Plan

On July 2, 2018, in connection with the consummation of our initial public offering, our Board approved our 2018 Plan, with the purpose of advancing the interests of our shareholders by enhancing our ability to attract, retain and motivate individuals to perform at the highest level. The 2018 Plan governs issuances of equity incentive awards from and after the closing of our initial public offering. The maximum number of Ordinary Shares initially available for issuance under equity incentive awards granted pursuant to the 2018 Plan could not exceed 12% of the total outstanding Ordinary Shares as of the time of adoption. On January 1, 2019 and on January 1 of each calendar year thereafter, an additional number of shares equal to 5% of the total outstanding Ordinary Shares on such date (or any lower number of shares as determined by our Board) have and will become available for issuance under the 2018 Plan. In our shareholders meeting held September 7, 2022, our shareholders approved an amendment to the 2018 Plan to increase the number of Ordinary Shares issuable under the 2018 Plan by a one-time additional amount of 576,188 Ordinary Shares. In our shareholders meeting held July 31, 2024, our shareholders approved an amendment to the 2018 Plan to increase the number of Ordinary Shares issuable under the 2018 Plan by a one-time additional amount of 1,788,515 Ordinary Shares. As of December 31, 2024, a total of 2,068,226 Ordinary Shares representing 5.3% of the total outstanding shares as of that date remained available for issuance under the 2018 Plan. On January 1, 2025, pursuant to the annual evergreen provision and following the approval of our Board, an additional 1,941,859 Ordinary Shares, equal to 5% of the total outstanding shares as of January 1, 2025, became available for issuance under the 2018 Plan.

Equity incentive awards may be granted to our employees, non-employee directors, consultants or other advisors, as well as holders of equity compensation awards granted by a company that may be acquired by us in the future. Awards under the 2018 Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards. Options and share appreciation rights will have an exercise price determined by the administrator but that is no less than fair market value of the underlying Ordinary Shares on the date of grant. As of December 31, 2024, 6,842,103 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2018 Plan, at a weighted-average exercise price of $1.91 per share. Of the foregoing outstanding awards, as of December 31, 2024, options to purchase 4,183,659 Ordinary Shares, in the aggregate, had vested under the 2018 Plan, with a weighted-average exercise price of $2.05 per share.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Ordinary Shares as of March 20, 2025 by:

•	each person or entity known by us to own beneficially 5% or more of our outstanding Ordinary Shares;

•	each of our directors and executive officers individually; and

•	all of our executive officers and directors as a group.

The beneficial ownership of our Ordinary Shares is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership, generally, includes any shares over which a person exercises sole or shared voting or investment power. For purposes of the table and the related footnotes, unless described otherwise within the footnotes, Ordinary Shares issuable pursuant to options or warrants that are currently exercisable will become exercisable within 60 days following March 20, 2025 to be outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group. The percentage of Ordinary Shares beneficially owned is based on 45,420,676 Ordinary Shares outstanding as of March 20, 2025. The beneficial ownership data provided below is based solely on information available to our Company and, in the case of major shareholders who are not otherwise officers or directors, has not been verified further. Except where otherwise indicated, we believe, based on information furnished to us by such owners, that the beneficial owners of the Ordinary Shares listed below have sole investment and voting power with respect to such shares.

Unless otherwise noted below, each shareholder’s address is c/o Entera Bio Ltd., Kiryat Hadassah, Minrav Building - Fifth Floor, Jerusalem, Israel.

Name	Number and Percentage of Ordinary Shares
	Number	Percent
5% or Greater Shareholders (other than directors and executive officers)
Gakasa Holdings LLC (1)	5,881,879	12.18%
D.N.A Biomedical Solutions Ltd. (2)	3,732,540	8.22%
OPKO Health Inc, (3)	3,685,226	8.11%

Point72 Asset Management, L.P (4)	2,701,560	5.95%
Centillion Fund (5)	2,396,953	5.28%
Executive Officers and Directors:
Miranda Toledano (6)	1,565,039	3.34%
Gerald Lieberman (7)	706,508	1.54%
Hillel Galitzer (8)	557,590	1.21%
Sean Ellis (9)	516,275	1.13%
Yonatan Malca (10)	428,807	*
Gerald M. Ostrov (11)	428,484	*
Dana Yaacov-Garbeli (12)	406,312	*
Gregory Burshtein (13)	231,276	*
Haya Taitel (14)	199,732	*
All Directors and Executive Officers as a Group (9 persons) (15)	5,032,486	10.14%

* Less than 1%

(1)
Pursuant to the Schedule 13G/A filed with the SEC on November 14, 2024 regarding Gasaka Holdings LLC's holdings. This consists of: (i) 5,534,275 Ordinary Shares, (ii) 347,604 Ordinary Shares underlying Pre-Funded Warrants (iii) 1,197,604 Ordinary Shares underlying warrant to acquire Ordinary Shares. Gasaka Holdings LLC's address is at 201 S. Biscayne Blvd suite 800, Miami, FL 33131.

(2)	D.N.A Biomedical Solutions Ltd.’s holdings consisted of 3,762,960 Ordinary Shares. D.N.A’s address is at Shimon Hatarsi 43 St., Tel Aviv, Israel.

(3)
Pursuant to the Schedule 13G filed with the SEC on January 6, 2025 regarding Point72 Asset Management, L.P.’s holdings. Beneficial ownership includes 2,701,560 Ordinary Shares. Point72 Asset Management, L.P's address is at 72 Cumming point road, Stamford, CT 06902.

(4)	OPKO Health Inc. holdings consisted of 3,865,226 Ordinary Shares.

(5)
Pursuant to the Schedule 13G/A filed by Centillion Fund Inc. with the SEC on August 20, 2024 regarding its holdings. As of July 19, 2024, Mr. Renat Yliagoyev purchased 100% of Centillion Fund, Inc. In addition, Mr. Yliagoyev maintains warrants to purchase up to 179,640 Ordinary Shares, at $0.71 per Ordinary Share, as disclosed in the Company’s Form 8-K filed on December 30, 2023 (the “Warrants”). The Warrants are exercisable for five (5) years from issuance. While the Warrants are not held in the name of Centillion Funds, Inc., and have not been exercised, given that Mr. Yliagoyev may be deemed as a control person, the number of shares he may ultimately be in control of is 2,576,593. Centillion Fund Inc’s address is 10 Manoel Street, Castries, Saint Lucia LC04 101.

(6)
Consists of (i) 110,752 Ordinary Shares and (ii) 23,952 Ordinary Shares underlying warrants to acquire Ordinary Shares (iii) 124,121Ordinary Shares underlying RSUs to acquire Ordinary Shares (iv) 1,306,214 Ordinary Shares underlying options to acquire Ordinary Shares.

(7)	Consists of (i) 301,008 Ordinary Shares and (ii) 23,952 Ordinary Shares underlying warrants to acquire Ordinary Shares (iii) 381,548 Ordinary Shares underlying options to acquire Ordinary Shares.

(8)
Consists of (i) 34,106 Ordinary Shares and (ii) 30,151 Ordinary Shares underlying RSUs to acquire Ordinary Shares (iii) 493,333 Ordinary Shares underlying options to acquire Ordinary Shares (9)Consists of (i) 134,727 Ordinary Shares and (ii) 381,548 Ordinary Shares underlying options to acquire Ordinary Shares.

(10)	Consists of (i) 47,259 Ordinary Shares and (ii) 381,548 Ordinary Shares underlying options to acquire Ordinary Shares.

(11)	Consists of (i) 46,936 Ordinary Shares and (ii) 381,548 Ordinary Shares underlying options to acquire Ordinary Shares.

(12)	Consists of (i) 79,191 Ordinary Shares and (ii) 7,538 Ordinary Shares underlying RSUs to acquire Ordinary Shares (iii) 319,583 Ordinary Shares underlying options to acquire Ordinary Shares..

(13)	Consists of 231,276 Ordinary Shares underlying options to acquire Ordinary Shares.

(14)	Consists of (i) 64,650 Ordinary Shares (ii) 135,082 Ordinary Shares underlying options to acquire Ordinary Shares.

(15)
Consists of (i) 818,629 Ordinary Shares (ii) 47,904 Ordinary Shares underlying warrant to acquire Ordinary Shares and (iii) 186,936 RSUs to acquire Ordinary Shares (iv) 3,986.554 Ordinary Shares underlying options to acquire Ordinary Shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights (#)	Weighted-average exercise price of outstanding options, RSUs, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Plan	810,550	$6.31	-
2018 Plan	7,036,576	$1.91	2,068,226
Equity compensation plans not approved by security holders	-	-	-
Total	7,847,126	$2.32	2,068,226

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since January 1, 2023, and any currently proposed transactions to which either the Company was a party and in which:

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

Independent Directors

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report as defined in the listing standards of Nasdaq: Gerald Lieberman, Gerald M. Ostrov, Sean Ellis, Yonatan Malca and Haya Taitel.  In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm has served as our independent registered public accounting firm for 2024 and 2023. The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; and (ii) services rendered during the period in connection with tax compliance, tax advice and tax planning.

	Year Ended December 31,
	2024	2023
Audit fees (1)	$196,800	$157,500
Tax fees (2)	5,150	6,700
Total fees	$201,950	$164,200

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
10.8†
Form of Stock Option Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 20-F (File No. 001-38556) filed with the SEC on March 28, 2019)

10.9†
Amended and Restated Employment Agreement, dated July 15, 2022, by and between Entera Bio Ltd. and Miranda Toledano (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 18, 2022)

10.10†
Amendment to Employment Agreement, dated January 30, 2024, by and between Entera Bio Ltd. and Miranda Toledano (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 8, 2024)

10.11†
Consulting agreement, dated June 2, 2019, between Entera Bio Ltd. and Dana Yaacov Garbeli (through A2Z Finance Ltd.), as amended (incorporated by reference to Exhibit 10.11 to the Form 10-K filed with the SEC on March 8, 2024)

10.12†
Employment Agreement, dated as of June 8, 2014, between Entera Bio Ltd. and Hillel Galitzer, as amended. (incorporated by reference to Exhibit 10.12 to the Form 10-K filed with the SEC on December March 8, 2024)

19.1*	Entera Bio Ltd. Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Kesselman & Kesselman firm, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer of Entera Bio Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer of Entera Bio Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of Entera Bio Ltd. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
32.2**	Certification of Principal Financial and Accounting Officer of Entera Bio Ltd. pursuant to Section 906 of the Sarbanes-Oxley act of 2002
97	Entera Bio Ltd. Executive Officer Clawback Policy, effective as of November 30, 2023 (incorporated by reference to Exhibit 97 to the Form 10-K filed with the SEC on March 8, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report, included in the Exhibit 101 Inline XBRL Document Set.

_____________________
† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025	ENTERA BIO LTD.

	By:	/s/ Miranda Toledano
Miranda Toledano
Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Miranda Toledano and Dana Yaacov-Garbeli, or any of them, each acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstituting, for such person and in his name, place and stead, in any and all capacities, to sign this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Miranda Toledano	Chief Executive Officer and Director	March 28, 2025
Miranda Toledano	(Principal Executive Officer)

/s/ Dana Yaacov-Garbeli	Chief Financial Officer	March 28, 2025
Dana Yaacov-Garbeli	(Principal Financial and Accounting Officer)

/s/ Gerald Lieberman	Director	March 28, 2025
Gerald Lieberman

/s/ Yonatan Malca	Director	March 28, 2025
Yonatan Malca

/s/ Sean Ellis	Director	March 28, 2025
Sean Ellis

/s/ Gerald M. Ostrov	Director	March 28, 2025
Gerald M. Ostrov

/s/ Haya Taitel	Director	March 28, 2025
Haya Taitel