Form 10-Q
period 2025-03-31
Entera Bio Ltd.
filed 2025-05-09
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐    No ☒

As of May 5, 2025, the registrant had 45,452,167 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Various statements in this Quarterly Report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Quarterly Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words including, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Part II, Item 1A-Risk Factors” of this Quarterly Report and in “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Meaningful factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

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

We encourage you to read Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our 2024 Annual Report, each entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.
ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.
UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2025

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

Assets	March 31,	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	12,573	8,660
Accounts receivable	126	126
Restricted cash	8,000	-
Other current assets	519	186
TOTAL CURRENT ASSETS	21,218	8,972

NON-CURRENT ASSETS:
Property and equipment, net	57	57
Operating lease right-of-use assets	227	275
Restricted deposit	92	80
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	382	418
TOTAL ASSETS	21,600	9,390
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	134	132
Accrued expenses and other payables	1,320	874
Current maturities of operating lease	169	170
TOTAL CURRENT LIABILITIES	1,623	1,176
NON-CURRENT LIABILITIES:
Operating lease liabilities	51	102
Other long-term liabilities	515	-
Liability for employee rights upon retirement	32	32
TOTAL NON-CURRENT LIABILITIES	598	134
TOTAL LIABILITIES	2,221	1,310
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.0000769 par value: Authorized - as of March 31, 2025 and December 31, 2024, 140,010,000 shares; issued and outstanding as of March 31, 2025 and December 31, 2024, 45,420,677 and 38,837,220 shares, respectively	1	1
Additional paid-in capital	135,831	121,965
Accumulated other comprehensive income	41	41
Accumulated deficit	(116,494)	(113,927)
TOTAL SHAREHOLDERS' EQUITY	19,379	8,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	21,600	9,390

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

REVENUES	42	-
COST OF REVENUES	42	-
GROSS PROFIT	-
OPERATING EXPENSES:
Research and development	1,123	735
General and administrative	1,440	1,327
TOTAL OPERATING EXPENSES	2,563	2,062
OPERATING LOSS	2,563	2,062
FINANCIAL EXPENSES (INCOME), NET	4	(45)
NET LOSS	2,567	2,017

LOSS PER SHARE BASIC AND DILUTED	0.06	0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	43,377,391	36,735,429

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total

BALANCE AT JANUARY 1, 2025	38,837,220	1	121,965	41	(113,927)	8,080
Net loss	-	-	-	-	(2,567)	(2,567)
Exercise of warrants to ordinary shares	149,700	*	150	-	-	150
Issuance of ordinary shares under collaboration agreement, net	3,685,226	*	7,115	-	-	7,115
Issuance of ordinary shares under the ATM program, net	2,700,000	*	5,997	-	-	5,997
Vested restricted share units	48,531	*	-	-	-	-
Share-based compensation	-	-	604	-	-	604
BALANCE AT MARCH 31, 2025	45,420,677	1	135,831	41	(116,494)	19,379

BALANCE AT JANUARY 1, 2024	35,476,341	1	114,730	41	(104,386)	10,386
Net loss	-	-	-	-	(2,017)	(2,017)
Exercise of Warrants to ordinary shares	29,940	*	30	-	-	30
Vested restricted share units	20,000	*	-	-	-	-
Share-based compensation	-	-	464	-	-	464
BALANCE AT MARCH 31, 2024	35,526,281	1	115,224	41	(106,403)	8,863

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,567)	(2,017)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	8	13
Share-based compensation	604	464
Finance income, net	(4)	(9)
Changes in operating asset and liabilities:
Increase in other current assets	(333)	(324)
Increase (decrease) in accounts payable	2	(17)
Increase in accrued expenses and other payables and other long-term liabilities	886	28
Net cash used in operating activities	(1,404)	(1,862)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	-
Net cash used in investing activities	(8)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares under ATM program	6,183	-
Issuance cost	(186)	-
Issuance of ordinary shares, under collaboration agreement	7,190	-
Exercise of warrants to ordinary shares	150	30
Net cash provided by financing activities	13,337	30

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	11,925	(1,832)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	8,740	11,085
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	20,665	9,253
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	12,573	9,189
Restricted cash and deposits	8,092	64
Total cash and cash equivalents and restricted cash and deposits	20,665	9,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	-	39
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs	75	-
Operating lease right of use assets obtained in exchange for new operating lease liabilities	-	33

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

The Company’s most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis with no prior fracture. The Company is preparing to initiate a Phase 3 registrational study for EB613 pursuant to the FDA’s qualification of a quantitative BMD endpoint.

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

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and, since its inception in 2009, has incurred an accumulated deficit in the amount of $116.5 million as of March 31, 2025 and negative cash flows from operating activities. The Company's management is of the opinion that its available funds as of March 31, 2025 will be sufficient to support the Company’s operations under its current plans through the middle of the third quarter of 2026. This assumes the use of the Company’s capital to fund its ongoing operations, including regulatory and intellectual property expenses, optimization related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N- TabTM research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation of EB613, and completion of SAD and MAD Phase 1 proposed studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO. The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 program for EB613 in osteoporosis. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management continually evaluates various financing alternatives and strategic collaborations, as the Company will need to finance future research and clinical development with additional capital. However, there is no certainty that the Company will be able to obtain such funding. These condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Cont.)

d.
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In January 2025, a ceasefire with Hamas was declared. As of the date of these condensed consolidated financial statements, the war is ongoing and continues to evolve. The Company's research personnel and some management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are located outside of Israel.

Currently, the Company’s activities in Israel remain largely unaffected. During the three months ended March 31, 2025 and 2024 and as of December 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2025, the consolidated results of operations and statements of changes in shareholders' equity for the three-month periods ended March 31, 2025 and 2024, and cash flows for the three-month periods ended March 31, 2025 and 2024.

The consolidated results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2024, as filed with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2025.

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

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive.  Ordinary share equivalents include outstanding stock options, warrants and restricted share units (“RSUs”), which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, restricted share units and warrants exercisable into 16,186,270 ordinary shares and 16,484,665 ordinary shares for the three months ended March 31, 2025 and 2024, respectively, because the effect would have been anti-dilutive.

c.	Segment information

Operating segments are components of an enterprise for which separate financial information is available and provided regularly to the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of developing products related to pharmaceuticals. Accordingly, the condensed consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, categories of expenses and other financial information that is evaluated by the Company’s Chief Executive Officer.

d.	Newly issued and recently adopted accounting pronouncements:

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements disclosures.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 3 - EQUITY AND SHARE-BASED COMPENSATION

Changes in Share Capital:

a.
On September 2, 2022, the Company entered into a sales agreement with Leerink Partners LLC (formerly known as SVB Securities LLC), as sales agent, to implement an ATM program under which the Company had originally been able from time to time offer and sell up to 5,000,000 ordinary shares (the “Leerink ATM Program”).

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

b.	In January 2025, 149,700 warrants were exercised for an aggregate of 149,700 ordinary shares for a total consideration of $150.

c.
On January 15, 2025, the Company issued 40,993 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for the fourth quarter of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024.

d.
In March 2025, in connection with the execution of a collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO, the Company issued and sold to OPKO an aggregate of 3,685,226 ordinary shares for a total purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of the 2025 Collaboration Agreement.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 3 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

Share-based Compensation:

a.
On January 15, 2025, an aggregate of 142,545 options to purchase ordinary shares were granted to five non-executive board members with an exercise price of $2.28 per share. The options will vest over one year in four equal quarterly installments starting on January 1, 2025. This grant was approved by the shareholders of the Company on October 4, 2021. The fair value of the options at the date of grant was $226.

The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Three months ended March 31, 2025
Exercise price	$2.28
Dividend yield	-
Expected volatility	82.2%
Risk-free interest rate	4.45%
Expected life - in years	5.3

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	March 31,	December 31,
Other current assets:	2025	2024
Prepaid expenses	354	29
Other	165	157
	519	186

	March 31,	December 31,
Accrued expenses and other payables:	2025	2024
Employees and employees related	191	161
Provision for vacation	193	178
Accrued expenses	641	535
Other payables	295	-
	1,320	874

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 5 - COLLABORATION AND RESEARCH AGREEMENTS

a.
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

The Company recognizes revenues according to ASC 606, "Revenues from Contracts with Customers”.

The Company concluded that, because the research services provided under the research services agreement have no alternative use (because, in nature, these services are unique to each customer), and the Company has the right to receive payment for performance completed to date, the Company recognizes revenue over the contract term using the input model method.

Revenues attributed to the research services agreement are recognized over the duration of the research services agreement.

For the three months ended March 31, 2025, the Company recognized total revenues of $42 from this agreement.

b.
On March 16, 2025, the Company entered into the 2025 Collaboration Agreement with OPKO and its wholly owned subsidiary, OPKO Biologics Ltd., to collaborate with respect to the preclinical and clinical development and decision making related to the oral delivery of a dual agonist GLP-1/glucagon peptide in an oral dosage form using Entera’s N-Tab™ technology platform for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s proprietary long-acting oxyntomodulin (OXM, dual targeted GLP-1/Glucagon agonist, OPK-88006) analog and Entera’s proprietary N-Tab™ technology.

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

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 5 - COLLABORATION AND RESEARCH AGREEMENTS (Cont.)

OPKO has agreed to a customary lockup with respect to such shares, and may not sell or otherwise transfer them for a period of 12 months following the date of the 2025 Collaboration Agreement, and OPKO has additionally agreed to a customary “standstill” provision, pursuant to which, for a 24-month period following the date of the 2025 Collaboration Agreement, OPKO may not acquire additional equity in the Company or otherwise take certain other actions, in each case without the Company’s consent.

The Company has agreed to use the proceeds from the sale of the foregoing ordinary shares solely to fund its development cost obligations under the 2025 Collaboration Agreement, and has entered an escrow arrangement, together with OPKO and an escrow agent, into which such proceeds in an amount of $8,000 have been deposited. Such proceeds are and presented under restricted cash in the condensed consolidated balance sheet and will be disbursed to fund such development costs.  If the 2025 Collaboration Agreement expires or is terminated for any reason, any funds remaining in such escrow will be disbursed to the Company.

The Company determined that the 2025 Collaboration Agreement is a collaboration agreement under the scope of ASC 808, as the parties thereto are active participants and exposed to the risks and rewards of the collaborative activity.

The consideration received for the ordinary shares issued to OPKO under the 2025 Collaboration Agreement was allocated to the collaboration component of such and the equity component. The Company recognized as equity the fair value of the ordinary shares issued to OPKO net of issuance costs (issuance costs of $75) based on the fair value of the Company's ordinary shares as of the market close on the agreement date. The remaining consideration was allocated to the collaboration component and presented under current other payables (an amount of $295) and Other long-term liabilities (an amount of $515) in the condensed consolidated balance sheet and will be recognized as the program is performed.

NOTE 6 - SUBSEQUENT EVENTS

a.	In April 2025, the Chairman of the board of directors exercised warrants for an aggregate of 23,952 ordinary shares for a total consideration of $24.

b.	On April 28, 2025, the board of directors approved the following options grants:

i.

options to purchase an aggregate of 954,000 ordinary shares were granted to employees, consultants and an executive officer with an exercise price of $2.28 per share which was the closing share price on the grant date; and

ii.
options to purchase an aggregate of 830,000 ordinary shares were granted to several executive officers with an exercise price of $2.28 per share which was the closing share price on the grant date. These grants are subject to shareholders' approval.

These options vest over three years from the date of grant; 33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options will vest in eight equal quarterly installments following the first anniversary of the grant date.

iii.
In addition, the board of directors approved the grant of 259,650 RSUs to executive officers (or entities controlled by such executive officers) in lieu of an annual cash bonus and partial cash salary increase, of which 233,334 RSUs are subject to shareholders' approval. The RSUs vest in four equal quarterly installments over a one-year period that started on April 28, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report, Part II, Item 1A-Risk Factors in this Quarterly Report, and Part I, Item 1A-Risk Factors in our 2024 Annual Report. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future operations, revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in Part I, Item 1A-Risk Factors in our 2024 Annual Report.

Unless otherwise provided, references to the “Company,” “we,” “us” and “our” refer to Entera Bio Ltd. and its consolidated subsidiary.

Overview

Entera is a clinical stage company focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm. Our pipeline includes five differentiated, first-in-class oral peptide programs targeting PTH(1-34), GLP-1 and GLP-2.

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

Following Type C and Type D meetings with the FDA, we announced in 2023 the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application (“NDA”) for EB613, however the BMD endpoint remained unqualified as a surrogate endpoint by FDA. In November 2023, the American Society for Bone and Mineral Research (ASBMR) announced that the Study to Advance BMD as a Regulatory Endpoint (SABRE) project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. In March 2024, the ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in bone mineral density (BMD) as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months. The EB613 osteoporosis clinical program has been developed under the auspices of this new approach to osteoporosis drug development. We believe EB613 stands as the first program to potentially avail itself of the ASBMR-SABRE BMD endpoint. SABRE is expected to provide an update on its FDA interactions and the qualification of the BMD endpoint in 2025.

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

Oral GLP-2 and Oral GLP-1/Glucagon Programs in Collaboration with OPKO Biologics

In September 2023, we entered into collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (collectively, “OPKO”). Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain oxyntomodulin (OXM) analogs for the development of oral tablet candidates using our proprietary N-Tab™ technology. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

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

Additionally, in March 2025, we and OPKO entered into the 2025 Collaboration Agreement (as defined and further described below under “Recent Developments Potentially Affecting Our Business—Collaboration and License Agreement with OPKO”) with respect to the preclinical and clinical development and decision making related to the oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans.

Given the scarcity of oral peptide treatments and potential safety challenges attributed to small molecule approaches, we believe oral OXM may address a significant number of patients suffering from chronic metabolic diseases. We plan to file an Investigational New Drug (IND) application with the FDA later this year.

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

Israeli Innovation Authority Grants

We have received grants of approximately $0.5 million from the Israeli Innovation Authority (“IIA”) to partially fund our PTH research and development for Osteoporosis.  The grants are subject to certain requirements and restrictions under the Israeli Encouragement of Research, Development and Technological Innovation in Industry Law 5477 1984 (the "Research Law". In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity.  We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” with respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of March 31, 2025, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

Collaboration and License Agreement with OPKO

On March 16, 2025, we entered into a collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s proprietary long-acting oxyntomodulin (OXM, dual targeted GLP-1/Glucagon agonist, OPK-88006) analog and Entera’s proprietary N-Tab™ technology.

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

We have agreed to use the proceeds from the sale of the foregoing Ordinary Shares solely to fund our development cost obligations under the 2025 Collaboration Agreement, and we have entered into an escrow arrangement, together with OPKO and an escrow agent, into which such proceeds have been deposited, and from which such proceeds will be disbursed to fund such development costs.  If the 2025 Collaboration Agreement expires or is terminated for any reason, any funds remaining in such escrow will be disbursed to us.

Israel-Hamas War

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been continuous rocket strikes across Israel, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. As of the date of this Annual Report, the war is ongoing and continues to evolve. The Company's research personnel and some management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are outside of Israel

Currently, such activities in Israel remain largely unaffected. During the three months ended March 31, 2025 and 2024 and as of December 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial.

Financial Overview

Since our inception, we have raised a total of $111.1 million from a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended March 31, 2025 and 2024, our operating losses were $2.6 million and $2.1 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of March 31, 2025, we had an accumulated deficit of $116.5 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit and negative cash flows from operating activities since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. See Part I, Item 1A-Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital contained in our 2024 Annual Report.

As of March 31, 2025, we had cash and cash equivalents and restricted cash of $20.6 million, of which $8 million has been designated to fund the collaboration activity with OPKO under the 2025 Collaboration Agreement. Given our current cash position and plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026, which include the capital required to fund our ongoing operations, including regulatory and intellectual property expenses, optimization related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N- TabTM research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation of EB613, and completion of SAD and MAD Phase 1 proposed studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO. Our ability to commence the Phase 3 program of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with its anticipated qualification of the SABRE total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of this study.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings and strategic collaborations. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of March 31, 2025, we had a total of 20 employees, of whom 18 are full-time employees, and all are based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom and Europe. Our operations are located in Jerusalem, Israel.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

In April 2024, the Company entered into a material transfer and research project agreement (the “research services agreement”) with a third party. According to the agreement, the third party will pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget. For the three months ended March 31, 2025, the Company recognized total revenues of $42 thousand from this agreement.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our N-Tab™ platform technology and our product candidates, including:

•	employee-related expenses, including salaries, bonuses and share-based compensation expenses for employees and service providers in the research and development function;

•	expenses incurred in operating our laboratories including our small-scale manufacturing facility;

•	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;

•	expenses related to outsourced and contracted services, such as external laboratories, consulting and advisory services;

•	supply, development and manufacturing costs relating to clinical trial materials; and

•	other costs associated with pre-clinical and clinical activities.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. For the three months ended March 31, 2025 and 2024, our research and development expenses were $1.1 million and $0.7 million, respectively. Research and development expenses for the three months ended March 31, 2025 and 2024 were primarily for the development of EB613 and EB612 and our collaboration with OPKO related to GLP-2 and OXM. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Taxes on Income

We have not generated taxable income since our inception, and, as of March 31, 2025, we had carryforward tax losses of $85.6 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of March 31, 2025, Entera Bio Inc. had tax loss carryforwards of $172 thousand.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
	(In thousands, except for percentage information)
Revenues	$42	$-	$42	100%
Cost of Revenues	$42	$-	$42	100%
Gross Profit	$-	$-	$-	-%
Operating expenses:
Research and development expenses	$1,123	$735	$388	53%
General and administrative expenses	$1,440	$1,327	$113	9%
Operating loss	$2,563	$2,062	$501	24%
Financial expenses (income), net	$4	$(45)	$49	(109)%
Net loss	$2,567	$2,017	$550	27%

Revenues

Revenues for the three months ended March 31, 2025 were $42 thousand, which were attributable to research services we provided pursuant to the research services agreement. We did not recognize any revenue for the three months ended March 31, 2024.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 was $42 thousand, which was attributable to research services we provided pursuant to the research services agreement. We did not recognize any cost of revenues for the three months ended March 31, 2024.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 were $1.1 million, as compared to $0.7 million for the three months ended March 31, 2024. The increase of $0.4 million was primarily due to an increase of $0.2 million in other consulting fees, including regulatory required in connection with the optimization processes related to the preparation of the EB613 phase 3 study, $0.1 million in connection with our internal programs and collaboration programs and $0.1 million in share-based compensation.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $1.4 million, as compared to $1.3 million for the three months ended March 31, 2024. The increase of $0.1 million was mainly attributable to an increase in intellectual property rights costs and legal expenses related to OPKO collaboration agreement and other potential strategic agreements.

Financial Expenses (Income), Net

Financial expenses (income), net for the three months ended March 31, 2025 was $4 thousand of expenses as compared to $45 thousand of income for the three months ended March 31, 2024. Our financial income, net for the three months ended March 31, 2024 was composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. Our financial expenses, net for the three months ended March 31, 2025 was composed mainly of exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses. For the three months ended March 31, 2025 and 2024, our operating losses were $2.6 million and $2.1 million, respectively. As of March 31, 2025, we had an accumulated deficit of $116.5 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our product candidates through development and provide administrative support for our operations.

Since inception, we have incurred significant losses from operations, negative cash flows from operating activities and lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. Given our current plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026 without additional funding, excluding the initiation of the Phase 3 program of EB613 in osteoporosis. See Part I, Item 1A-Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital contained in our 2024 Annual Report.

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

As of March 31, 2025, we had cash and cash equivalents and restricted cash of $20.6 million, of which $8 million has been designated to fund the collaboration activity with OPKO under the 2025 Collaboration Agreement. Our primary uses of cash have been to fund research and clinical development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. In January 2025, we sold an additional 2,700,000 Ordinary Shares at $2.29 per share to Point 72 Asset Management, L.P. for aggregate proceeds of $6.0 million, net of issuance costs. As of March 31, 2025, we had sold 4,940,156 shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. Subsequent to such sale, in January 2025, we filed a supplement to the prospectus supplement relating to the Leerink ATM Program, which provides us the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program.

In connection with our entering into the 2025 Collaboration Agreement with OPKO, we issued to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of such agreement.  The proceeds received are not reflected in our cash balance as of December 31, 2024, as we have escrowed such proceeds and agreed to use them solely to fund our development cost obligations under the 2025 Collaboration Agreement.

Funding Requirements

Given our current plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026. This assumes capital required to fund our ongoing operations, including regulatory and intellectual property expenses, optimization related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N-TabTM research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation of EB613, and completion of SAD and MAD Phase 1 proposed studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO. Our ability to commence the Phase 3 program of EB613 in osteoporosis will depend on finalizing discussions with the FDA in connection with their anticipated qualification of the SABRE total hip BMD endpoint and will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Cash Flows

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31, (unaudited)
	2025	2024
	(In thousands)
Net Cash used in operating activities	$(1,404)	$(1,862)
Net Cash used in investing activities	$(8)	$-
Net Cash provided by financing activities	$13,337	$30
Net increase (decrease) in cash and cash equivalents	$11,925	$(1,832)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $1.4 million, consisting primarily of our operating loss of $2.6 million, which was partially offset by approximately $0.6 million of share-based compensation and depreciation expenses and a decrease of $0.6 million in our operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2024 was $1.9 million, consisting primarily of our operating loss of $2.1 million and an increase of $0.3 million in our operating assets and liabilities, which was partially offset by $0.5 million of share-based compensation and depreciation expenses.

The changes in cash used in operating activities for the three months ended March 31, 2025 compared to the same period in 2024 was mainly attributed to increase of $0.5 million in our operating loss which was offset by an increase of $0.1 million in share-based compensation and a decrease of $0.9 million in our operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 consisted primarily of the purchase of property and equipment.

There was no net cash generated or provided by investing activity for the three months ended March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of the net proceeds of $6.0 million from the issuance of Ordinary Shares under the Leerink ATM Program, $0.2 million from the issuance of Ordinary Shares upon the exercise of warrants and $7.2 million from issuance of Ordinary Shares under the 2025 Collaboration Agreement.

Net cash provided by financing activities for the three months ended March 31, 2024 consisted of the net proceeds of $30 thousand from the issuance of Ordinary Shares upon the exercise of outstanding warrants.

Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.

Critical Accounting Policies and Estimates

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our consolidated financial statements and related notes included in the 2024 Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There have been no changes to our critical accounting policies or their application since the date of the 2024 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1*
Collaboration and License Agreement, dated March 16, 2025, by and among Entera Bio Ltd., OPKO Health, Inc. and OPKO Biologics Ltd., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2025, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENTERA BIO LTD.

Date: May 9, 2025	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)