Form 10-Q
period 2025-06-30
Entera Bio Ltd.
filed 2025-08-08
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐    No ☒

As of August 4, 2025, the registrant had 45,663,381 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

PART I.
ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

Assets	June 30,	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	10,858	8,660
Accounts receivable	-	126
Restricted cash	8,015	-
Other current assets	438	186
TOTAL CURRENT ASSETS	19,311	8,972

NON-CURRENT ASSETS:
Property and equipment, net	79	57
Operating lease right-of-use assets	190	275
Restricted deposit	81	80
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	356	418
TOTAL ASSETS	19,667	9,390
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	383	132
Accrued expenses and other payables	1,267	874
Current maturities of operating lease	194	170
TOTAL CURRENT LIABILITIES	1,844	1,176
NON-CURRENT LIABILITIES:
Operating lease liabilities	9	102
Other long-term liability	524	-
Liability for employee rights upon retirement	34	32
TOTAL NON-CURRENT LIABILITIES	567	134
TOTAL LIABILITIES	2,411	1,310
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.0000769 par value: Authorized - as of June 30, 2025 and December 31, 2024, 140,010,000 shares; issued and outstanding as of June 30, 2025 and December 31, 2024, 45,452,167 and 38,837,220 shares, respectively	1	1
Additional paid-in capital	136,364	121,965
Accumulated other comprehensive income	41	41
Accumulated deficit	(119,150)	(113,927)
TOTAL SHAREHOLDERS' EQUITY	17,256	8,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	19,667	9,390

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

REVENUES	42	57	-	57
COST OF REVENUES	42	48	-	48
GROSS PROFIT	-	9	-	9
OPERATING EXPENSES:
Research and development, net	2,643	1,821	1,520	1,086
General and administrative	2,588	2,415	1,148	1,088
TOTAL OPERATING EXPENSES	5,231	4,236	2,668	2,174
OPERATING LOSS	5,231	4,227	2,668	2,165
FINANCIAL INCOME, NET	(8)	(65)	(12)	(20)
NET LOSS	5,223	4,162	2,656	2,145

LOSS PER SHARE BASIC AND DILUTED	0.12	0.11	0.06	0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	45,146,415	36,913,725	46,836,700	37,090,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2025	38,837,220	1	121,965	41	(113,927)	8,080
Net loss	-	-	-	-	(5,223)	(5,223)
Exercise of warrants to Ordinary Shares	149,700	*	150	-	-	150
Exercise of options to Ordinary Shares	23,952	*	24	-	-	24
Issuance of Ordinary Shares under collaboration agreement, net	3,685,226	*	7,115	-	-	7,115
Issuance of Ordinary Shares under ATM program, net of issuance costs	2,700,000	*	5,997	-	-	5,997
Vested restricted share units	56,069	*	-	-	-	-
Share-based compensation	-	-	1,113	-	-	1,113
BALANCE AT JUNE 30, 2025	45,452,167	1	136,364	41	(119,150)	17,256

BALANCE AT APRIL 1, 2025	45,420,677	1	135,831	41	(116,494)	19,379
Net loss	-	-	-	-	(2,656)	(2,656)
Exercise of options to Ordinary Shares	23,952	*	24	-	-	24
Vested restricted share units	7,538	*	-	-	-	-
Share-based compensation	-	-	509	-	-	509
BALANCE AT JUNE 30, 2025	45,452,167	1	136,364	41	(119,150)	17,256

BALANCE AT JANUARY 1, 2024	35,476,341	1	114,730	41	(104,386)	10,386
Net loss	-	-	-	-	(4,162)	(4,162)
Exercise of warrants to Ordinary Shares	89,820	*	90	-	-	90
Exercise of options to Ordinary Shares	447,292	*	555	-	-	555
Issuance of Ordinary Shares under ATM program, net of issuance costs	236,126	*	601	-	-	601
Vested restricted share units	65,000	*	-	-	-	-
Share-based compensation	-	-	1,062	-	-	1,062
BALANCE AT JUNE 30, 2024	36,314,579	1	117,038	41	(108,548)	8,532

BALANCE AT APRIL 1, 2024	35,526,281	1	115,224	41	(106,403)	8,863
Net loss	-	-	-	-	(2,145)	(2,145)
Exercise of warrants to Ordinary Shares	59,880	*	60	-	-	60
Exercise of options to Ordinary Shares	447,292	*	555	-	-	555
Issuance of Ordinary Shares under the ATM program, net of issuance costs	236,126	*	601	-	-	601
Vested restricted share units	45,000	*	-	-	-	-
Share-based compensation	-	-	598	-	-	598
BALANCE AT JUNE 30, 2024	36,314,579	1	117,038	41	(108,548)	8,532

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net loss	(5,223)	(4,162)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	15	24
Share-based compensation	1,113	1,062
Finance expenses (income), net	18	(14)
Changes in operating asset and liabilities:
Increase in other current assets	(252)	(232)
Decrease (increase) in accounts receivable	126	(57)
Increase (decrease) in accounts payable	251	(14)
Increase in accrued expenses and other payables and other long-term liability	917	196
Net cash used in operating activities	(3,035)	(3,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	-
Net cash used in investing activities	(37)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Ordinary Shares under ATM program	6,183	620
Issuance cost	(261)	(19)
Issuance of Ordinary Shares, under collaboration agreement	7,190	-
Exercise of warrants and options to Ordinary Shares	174	645
Net cash provided by financing activities	13,286	1,246

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS	10,214	(1,951)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT BEGINNING OF THE PERIOD	8,740	11,085
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT END OF THE PERIOD	18,954	9,134
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	10,858	9,056
Restricted cash and deposits	8,096	78
Total cash and cash equivalents and restricted cash and deposit	18,954	9,134
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	57	66
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	-	33

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

a.
Entera Bio Ltd. (collectively with its subsidiary, the "Company") was incorporated on September 30, 2009 and commenced operation on June 1, 2010. On January 8, 2018, the Company incorporated its wholly owned subsidiary, Entera Bio, Inc., in Delaware, United States.

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

In addition, OPK-88006 is being developed pursuant to a collaboration and license agreement between OPKO Health, Inc. (“OPKO”) and the Company pursuant to which the companies are advancing a proprietary novel dual agonist GLP-1/glucagon peptide as a once-daily tablet treatment and as a weekly subcutaneous injection for patients with obesity, metabolic and fibrotic disorders. The oral program combines OPKO’s proprietary long-acting oxyntomodulin (“OXM”) analog (OPK-88006) and Entera’s proprietary N-Tab™ technology.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its activities, and, since its inception in 2009, the Company has incurred an accumulated deficit in the amount of $119.2 million as of June 30, 2025 and negative cash flows from operating activities. For the three months ended June 30, 2025 and 2024, our operating losses were $2.7 million and $2.2 million, respectively. For the six months ended June 30, 2025 and 2024, our operating losses were $5.2 million and $4.2 million, respectively. The Company's management is of the opinion that its available funds as of June 30, 2025 will be sufficient to support the Company’s operations under its current plans through the middle of the third quarter of 2026. This assumes the use of the Company’s capital to fund its ongoing operations, including regulatory and intellectual property expenses, optimization related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N-TabTM research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation of EB613 and completion of SAD and MAD Phase 1 proposed studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO. The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 program for EB613 in osteoporosis.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Cont.)

d.
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. As of the date of these condensed consolidated financial statements, the war with Hamas is ongoing and continues to evolve. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On June 24, 2025, U.S. President Donald Trump announced that a ceasefire had been reached and, since such date, there has been no further escalation of hostilities between Israel and Iran; however, there is no assurance that the ceasefire will be upheld and military activity and  or escalate. The Company’s research personnel and some management personnel are located in Israel; however, other core activities including clinical, regulatory and supply chain are located outside of Israel.

Currently, the Company’s activities in Israel remain largely unaffected by the foregoing events. During the six months ended June 30, 2025 and as of December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2025, the consolidated results of operations and statements of changes in shareholders' equity for the three and six-month periods ended June 30, 2025 and 2024, and cash flows for the six-month periods ended June 30, 2025 and 2024.

The consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive.  Ordinary share equivalents include outstanding stock options, warrants and restricted share units (“RSUs”), which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, warrants and RSUs exercisable into 16,562,467 shares and into 16,785,585 shares for the six months ended June 30, 2025 and 2024, respectively, and 16,859,160 shares and 17,068,031 shares for the three months ended June 30, 2025 and 2024, respectively, because the effect would have been anti-dilutive.

c.	Newly issued and recently adopted accounting pronouncements:

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and may be applied either retrospectively or prospectively, at the Company’s discretion. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

d.
In March 2025, in connection with the execution of a collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO, the Company issued and sold to OPKO an aggregate of 3,685,226 ordinary shares for a total purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of the 2025 Collaboration Agreement. For additional information, see Note 5b.

e.	In April 2025, the Chairman of the board of directors exercised warrants for an aggregate of 23,952 ordinary shares for a total consideration of $24.

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

(i)
options to purchase an aggregate of 954,000 ordinary shares were granted to employees, executive officers and a service provider with an exercise price of $2.28 per share, which was the closing share price on the grant date. The fair value of the options at the grant date was $1,545; and

(ii)
options to purchase an aggregate of 830,000 ordinary shares were granted to the Company’s Chief Executive Officer and other executive officers with an exercise price of $2.28 per share which was the closing share price on grant date. This grant was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 16, 2025.

These options vest over three years from the date of grant; 33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options will vest in eight equal quarterly installments following the first anniversary of the grant date.

In addition, the board of directors approved the grant of 259,650 RSUs to executive officers, of which grant 233,334 RSUs were subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 16, 2025. The RSUs vest in four equal quarterly installments over a one-year period that started on April 28, 2025. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Six months ended June 30, 2025
Exercise price	$2.28
Dividend yield	-
Expected volatility	81.2%-82.2%
Risk-free interest rate	3.9%-4.45%
Expected life - in years	5.3-5.87

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	June 30,	December 31,
Other current assets:	2025	2024
Prepaid expenses	246	29
Other	192	157
	438	186

	June 30,	December 31,
Accrued expenses and other payables:	2025	2024
Employees and employees related	306	161
Provision for vacation	250	178
Accrued expenses	437	535
Other payables (See Note 5b)	274	-
	1,267	874

NOTE 5 - COLLABORATION AND RESEARCH AGREEMENTS

a.
In April 2024, the Company entered into a material transfer and research project agreement with a third party. According to the agreement, the third party will pay the Company a monthly payment for the research services, as well as reimbursement for external expenses based on an agreed budget. During the first quarter of 2025, the Company completed the first stage of the research services under this agreement.

For the three and six months ended June 30, 2025, the Company recognized $0 and $42 in revenues, respectively, from this agreement.

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

Under the 2025 Collaboration Agreement, the Company granted to OPKO an exclusive, sublicensable and non-transferable, worldwide license to certain of the Company's intellectual property and technology solely to develop, manufacture, and commercialize any GLP-1/glucagon dual agonist as an oral treatment form for the treatment of obesity, metabolic, cardiovascular, and fibrotic disorders in humans, and OPKO granted to the Company a non-exclusive, non-sublicensable and non-transferable license to certain of  OPKO’s intellectual property and technology to the extent necessary for the Company to perform its obligations in relation to the Program, in each case subject to the exceptions contained therein.

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

The Company has agreed to use the proceeds from the sale of the foregoing ordinary shares solely to fund its development cost obligations under the 2025 Collaboration Agreement, and has entered into an escrow arrangement, together with OPKO and an escrow agent, into which such proceeds in an amount of $8,000 have been deposited. Such proceeds are presented under restricted cash in the condensed consolidated balance sheet, and will be disbursed to fund such development costs.  If the 2025 Collaboration Agreement expires or is terminated for any reason, any funds remaining in such escrow will be disbursed to the Company.

The Company determined that the agreement is a collaboration agreement under the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity.  The consideration received was allocated to the collaboration component and the equity component.

The Company recognized as equity the fair value of the ordinary shares issued to OPKO net of issuance costs (issuance costs of $75) based on the fair value of the Company's ordinary shares, which was the Nasdaq closing share price as of the agreement date. The remaining consideration was allocated to the agreement and presented under current other payables (an amount of 295$) and Other long-term liabilities (an amount of 515$) in the balance sheet and will be recognized as the program is performed.

For the three and the six months ended June 30, 2025, the Company recognized net expenses of $120 relating to this agreement.

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 6 – SEGMENT INFORMATION

a.
The Company operates in Israel as a single operating segment. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”). The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.

b.	Segment information:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Revenues	$42	$57	-	$57
Less:
Research and development, net:
Sub-contractors and consulting expense (EB613)	$972	$152	$599	$30
Net expenses related to OPKO Collaboration Agreement	120	-	120	-
Payroll and related expenses	766	735	372	356
Share-based compensation	470	414	294	328
Rent and related expenses	226	214	103	134
Other development expenses*	89	306	32	235
Other segment expenses**	2,622	2,398	1,136	1,119
Segment net loss	$5,223	$4,162	$2,656	$2,145

* Other development expenses include materials and productions and others.

** Other segment expenses include payroll and related expenses, share-based compensation, legal and audit and related fees and others.

NOTE 7 - SUBSEQUENT EVENTS

In July 2025, 179,640 warrants were exercised for an aggregate of 179,640 ordinary shares for a total consideration of $180.

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

Following Type C and Type D meetings with the FDA, we announced in 2023 the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with Total Hip BMD as primary endpoint could support a new drug application (“NDA”) for EB613; however, the BMD endpoint remained unqualified as a surrogate endpoint by the FDA. In November 2023, the American Society for Bone and Mineral Research (ASBMR) announced that the Study to Advance BMD as a Regulatory Endpoint (SABRE) project team had submitted its full qualification plan to the FDA for the use of BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs. In March 2024, the ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months. The EB613 osteoporosis clinical program has been developed under the auspices of this new approach to osteoporosis drug development.

On July 28, 2025, we announced that in a written response to a Type A meeting request, the FDA agreed with our proposal that the NDA filing for EB613 (oral PTH (1-34), teriparatide) would be supported by a single multinational, randomized, double-blind, placebo-controlled, 24-month phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint.

While the FDA’s anticipated qualification of SABRE is still expected in 2025, the FDA’s concurrence with our proposal allows us to advance our clinical program without having to wait for such qualification.

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

Additionally, in March 2025, we and OPKO entered into the 2025 Collaboration Agreement (as defined and further described below under “Patent Transfer, Licensing Agreements and Grant Funding—Collaboration and License Agreement with OPKO”) with respect to the preclinical and clinical development and decision making related to the oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans.

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

Israeli Innovation Authority Grants

We have received grants of approximately $0.5 million from the Israeli Innovation Authority (“IIA”) to partially fund our PTH research and development for Osteoporosis.  The grants are subject to certain requirements and restrictions under the Israeli Encouragement of Research, Development and Technological Innovation in Industry Law 5477 1984 (the “Research Law”). In general, until the grants are repaid with interest, royalties are payable to the Israeli government in the amount of 3% on revenues derived from sales of products or services developed in whole or in part using the IIA grants. The royalty rate may increase to 5%, with respect to approved applications filed following any year in which we achieve sales of over $70 million.

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity.  We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” with respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of June 30, 2025, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

On July 28, 2025, we announced that in a written response to a Type A meeting request, the FDA agreed with our proposal that the NDA filing for EB613 (oral PTH (1-34), teriparatide) would be supported by a single multinational, randomized, double-blind, placebo-controlled, 24-month phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint.

While the FDA’s anticipated qualification of SABRE is still expected in 2025, the FDA’s concurrence with our proposal allows us to advance our clinical program without having to wait for such qualification.

Israel’s multi-front war with terrorist groups in neighboring countries, such as Hezbollah in Lebanon and Hamas in the Gaza Strip, and state actors such as Iran, and Israel’s responses thereto.

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been continuous rocket strikes across Israel, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. As of the date of this Quarterly Report, the war with Hamas is ongoing and continues to evolve. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On June 24, 2025, U.S. President Donald Trump announced that a ceasefire had been reached and, since such date, there has been no further escalation of hostilities between Israel and Iran; however, there is no assurance that the ceasefire will be upheld, and military activity and hostilities may continue or escalate. The Company’s research personnel and some management personnel are located in Israel; however, other core activities including clinical, regulatory and supply chain are outside of Israel.

Currently, such activities in Israel remain largely unaffected by the foregoing events. During the six months ended June 30, 2025 and as of December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

Financial Overview

From our inception through June 30, 2025, we have raised a total of $111.1 million from a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended June 30, 2025 and 2024, our operating losses were $2.7 million and $2.2 million, respectively. For the six months ended June 30, 2025 and 2024, our operating losses were $5.2 million and $4.2 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of June 30, 2025, we had an accumulated deficit of $119.2 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

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

As of June 30, 2025, we had cash and cash equivalents and restricted cash of $18.9 million, of which $8.0 million has been designated to fund our obligations under the 2025 Collaboration Agreement. Given our current cash position and plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026, which include the capital required to fund our ongoing operations, including regulatory and intellectual property expenses, optimization related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N-TabTM research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation of EB613 and completion of SAD and MAD Phase 1 proposed studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO.  Our ability to commence the Phase 3 program of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of this study.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings and strategic collaborations. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of June 30, 2025, we had a total of 21 employees, of whom 19 are full-time employees, and all are based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom and Europe. Our operations are located in Jerusalem, Israel.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from our product candidates unless and until we obtain regulatory approval and successfully commercialize our products.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our N-Tab™ technology platform and our product candidates. We expense both internal and external research and development expenses to operations for the periods in which they are incurred. We mapped the majority of external research and development costs incurred for our product candidates and development programs.

Internal and certain general external research and development expenses support multiple product candidate research and development programs, include:

•	employee-related expenses, including salaries, bonuses and share-based compensation expenses for employees and service providers in the research and development function;

•
costs associated with our research and development platform used across programs, process development, manufacturing, consulting fees and preclinical development for earlier stage programs and new technologies;

•	expenses incurred in operating our laboratories including our small-scale manufacturing facility; and

•	depreciation of research and development equipment, allocated overhead, rent and facilities-related expenses.

External research and development expenses for our main clinical development programs include:

•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;

•	other costs associated with pre-clinical and clinical activities;

•	supply, development and manufacturing costs relating to clinical trial materials; and

•	certain consulting and advisory services related to the program;

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. Research and development expenses for the three and six months ended June 30, 2025 were primarily for the development of EB613 and our collaboration with OPKO related to OXM and for the three and six months ended June 30, 2024 were primarily for the development of EB613. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

A change in the outcome of any of these variables with respect to the development of EB613, OXM or any other product candidate that we may develop could significantly change the costs and timing associated with the development of any such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct preclinical or clinical studies beyond those that we currently anticipate will be required for the completion of clinical development, if we experience significant delays in enrollment in any clinical trials or if we encounter difficulties in manufacturing our clinical supplies, then we could be required to expend significant additional financial resources and time on the completion of the clinical development.

Our research and development expenses for the three and six months ended June 30, 2025 and June 30, 2024 are summarized as follows:

	Six Months Ended June 30, (unaudited)		Three Months Ended June 30, (unaudited)
	2025	2024	2025	2024
	(In thousands)		(In thousands)
External Expenses related to EB613	$972	$152	$599	$30
Internal and External expenses related to OXM collaboration with OPKO	120	-	120	-
Internal and External expenses related to other development program:
Payroll and related expenses	766	735	372	356
Share-based compensation	470	414	294	328
Rent and related expenses	226	214	103	134
Other development expenses	89	306	32	235
Research and development expenses, net	$2,643	$1,821	$1,520	$1,086

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

Taxes on Income

We have not generated taxable income since our inception, and, as of June 30, 2025, we had carryforward tax losses of $87.7 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of June 30, 2025, Entera Bio, Inc. had tax loss carryforwards of $174 thousand.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
	(In thousands, except for percentage information)
Revenues	$-	$57	$(57)	(100)%
Cost of Revenues	$-	$48	$(48)	(100)%
Gross Profit	$-	$9	$(9)	(100)%
Operating expenses:
Research and development expenses	$1,520	$1,086	$434	40%
General and administrative expenses	$1,148	$1,088	$60	6%
Operating loss	$2,668	$2,165	$503	23%
Financial income, net	$(12)	$(20)	$8	(40)%
Net loss	$2,656	$2,145	$511	24%

Revenues

Revenues for the three months ended June 30, 2024 were $57 thousand, which were attributable to research services we provided pursuant to a material transfer and research project agreement entered into in April 2024 (the “research services agreement”). The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025. As a result, we did not recognize any revenue for the three months ended June 30, 2025.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2025 was zero, as compared to $48 thousand for the three months ended June 30, 2024, which were attributable to research services we provided pursuant to the research services agreement. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025, resulting in no revenue recognized for the three months ended June 30, 2025.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 were $1.5 million, as compared to $1.1 million for the three months ended June 30, 2024. The increase of $0.4 million was primarily due to an increase of $0.3 million in other consulting fees, including regulatory required in connection with filing of a type A meeting and ongoing  optimization processes related to the preparation of the EB613 phase 3 program and $0.1 million in connection with our internal programs and collaboration programs.

General and Administrative Expenses

General and administrative expenses for both the three months ended June 30, 2025 and 2024 were $1.1 million. There were no material changes for the three months ended June 30, 2025 as compared to the same period in the previous year.

Financial Income, Net

Financial income, net for the three months ended June 30, 2025 was $12 thousand as compared to $20 thousand for the three months ended June 30, 2024. Our financial income mainly included income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Comparison of Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
	(In thousands, except for percentage information)
Revenues	$42	$57	$(15)	(26)%
Cost of Revenues	$42	$48	$(6)	(12)%
Gross Profit	$-	$9	$(9)	(100)%
Operating expenses:
Research and development expenses	$2,643	$1,821	$822	45%
General and administrative expenses	$2,588	$2,415	$173	7%
Operating loss	$5,231	$4,227	$1,004	24%
Financial income, net	$(8)	$(65)	$57	(88)%
Net loss	$5,223	$4,162	$1,061	25%

Revenues

Revenues for the six months ended June 30, 2025 and 2024 were $42 thousand and $57 thousand, respectively, which were attributable to research services we provided pursuant to the research services agreement. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2025 and 2024 was $42 thousand and $48 thousand, respectively, which was attributable to research services we provided pursuant to the research services agreement. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025.

Research and Development Expenses

Research and development expenses for six months ended June 30, 2025 were $2.6 million as compared to $1.8 million for the six months ended June 30, 2024. The increase of $0.8 million was primarily due to an increase of $0.6 million in other consulting fees, including regulatory required in connection with filing of a type A meeting and ongoing optimization processes related to the preparation of the EB613 phase 3 program and $0.2 million in connection with our internal programs and collaboration programs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were $2.6 million as compared to $2.4 million for the six months ended June 30, 2024. The increase was primarily due to an increase of $0.2 million in legal expenses related to the OPKO collaboration agreement and other potential strategic agreements.

Financial Income, Net

Financial income, net for the six months ended June 30, 2025 and 2024 was $8 thousand and $65 thousand, respectively. Our financial income was composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations, negative cash flows from operating activities and lack of liquidity. For the three months ended June 30, 2025 and 2024, our operating losses were $2.7 million and $2.2 million, respectively. For the six months ended June 30, 2025 and 2024, our operating losses were $5.2 million and $4.2 million, respectively. As of June 30, 2025, we had an accumulated deficit of $119.2 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our product candidates through development and provide administrative support for our operations. These factors raise substantial doubt about our ability to continue as a going concern. Given our current plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026 without additional funding, excluding the initiation of Phase 3 program of EB613 in osteoporosis.

From our inception through June 30, 2025, we have raised a total of $111.1 million, including $36.3 million through at-the-market-offering (“ATM”) programs, an aggregate of $28.9 million in private placements since our IPO, $11.2 million in our IPO in 2018 and $34.7 million in aggregate funding from a combination of IIA grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO.

As of June 30, 2025, we had cash and cash equivalents and restricted cash of $18.9 million, of which $8.0 million has been designated to fund our obligations under the 2025 Collaboration Agreement. Our primary uses of cash have been to fund research and clinical development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. In January 2025, we sold an additional 2,700,000 Ordinary Shares at $2.29 per share to Point 72 Asset Management, L.P. for aggregate proceeds of $6.0 million, net of issuance costs. As of June 30, 2025, we had sold 4,940,156 shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. In order to refresh the Leerink ATM program, in January 2025, we filed a supplement to the prospectus supplement, which provides us the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program.

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

Funding Requirements

Given our current plans, we believe that our existing cash resources will be sufficient to support the Company’s operations through the middle of the third quarter of 2026. This assumes the use of the Company’s capital to fund our ongoing operations, including regulatory and intellectual property expenses, optimization related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N-TabTM research and development, the completion of an additional Phase 1 PK study related to the Company’s new generation of EB613 and completion of SAD and MAD Phase 1 proposed studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO.  Our ability to commence the Phase 3 program of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit and negative cash flows from operating activities since inception. As of the date of this Quarterly Report, we believe that our existing cash resources will be sufficient to support the Company’s operations under its current plans through the middle of the third quarter of 2026. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy, and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our financial statements, and it is likely that investors would lose all or a part of their investment.

Cash Flows

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30, (unaudited)
	2025	2024
	(In thousands)
Net Cash used in operating activities	$(3,035)	$(3,197)
Net Cash used in investing activities	$(37)	$-
Net Cash provided by financing activities	$13,286	$1,246
Net increase (decrease) in cash and cash equivalents	$10,214	$(1,951)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $3.0 million, consisting primarily of our operating loss of $5.2 million, which was partially offset by approximately $1.1 million of share-based compensation and depreciation expenses and a decrease of $1.1 million in our net operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2024 was $3.2 million, consisting primarily of our operating loss of $4.2 million and an increase of $0.1 million in our net operating assets and liabilities, which was partially offset by approximately $1.1 million of share-based compensation and depreciation expenses.

The change in cash used in operating activities for the six months ended June 30, 2025 compared to the same period in 2024 was mainly attributed to an increase of $1.0 million in our operating loss which was offset by a decrease of $0.9 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 consisted primarily of the purchase of property and equipment.

There was no net cash used in or provided by investing activities for the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of the net proceeds of $6.0 million from the issuance of Ordinary Shares under the Leerink ATM Program, $0.2 million from the issuance of Ordinary Shares upon the exercise of warrants and $7.1 million from issuance of Ordinary Shares under the 2025 Collaboration Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, which we refer to as the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Israel’s multi-front war with terrorist groups in neighboring countries, such as Hezbollah in Lebanon and Hamas in the Gaza Strip, and state actors such as Iran, and Israel’s responses thereto, may have an effect on our business.

Our research personnel and some management personnel are located in Israel; however, other core activities including clinical, regulatory and supply chain are outside of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly.

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been continuous rocket strikes across Israel, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. As of the date of this Quarterly Report, the war with Hamas is ongoing and continues to evolve. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On June 24, 2025, U.S. President Donald Trump announced that a ceasefire had been reached, since such date, there has been no further escalation of hostilities between Israel and Iran; however, there is no assurance that the ceasefire will be upheld, and military activity and hostilities may continue or escalate. The Company’s research personnel and some management personnel are located in Israel; however, other core activities including clinical, regulatory and supply chain are outside of Israel.

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

Currently, such activities in Israel remain largely unaffected by the foregoing events. During the six months ended June 30, 2025 and as of December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Amendment No. 1 to Sales Agreement, dated June 5, 2025, by and between Entera Bio Ltd. and Leerink Partners LLC
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENTERA BIO LTD.

Date: August 8, 2025	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)