Form 10-Q
period 2025-09-30
Entera Bio Ltd.
filed 2025-11-14
CIK 1638097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐   No ☒

As of November 10, 2025, the registrant had 45,857,242 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

•
The scope, progress and costs of developing our product candidates such as EB613 for osteoporosis and EB612 or other oral peptides for hypoparathyroidism, obesity, metabolic disorders and gastrointestinal rare diseases may alter over time based on various factors such as regulatory requirements, collaboration agreements, the competitive environment and new data from pre-clinical and clinical studies;

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

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

•	Our reliance on third parties to conduct our clinical trials and on third-party suppliers to supply or produce our product candidates;

•	Our interpretation of FDA feedback and guidance and how such guidance may impact our clinical development plan;

•	Our ability to use and expand our oral peptide technology (“N-Tab™”) to additional product candidates;

•	Our operation as a development stage company with limited operating history and a history of operating losses and our ability to fund our operations going forward;

•
Our competitive position with respect to other products on the market or in development for the treatment of osteoporosis, hypoparathyroidism, short bowel syndrome and other rare gastrointestinal disorders, obesity, metabolic conditions and other disease categories we pursue;

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

•
Notwithstanding the current ceasefire between Israel and Hamas, the ultimate resolution of the Israel-Hamas conflict, that has been ongoing since October 2023, including involvement from Hezbollah, Iran and its proxies in the Middle East, such as the Houthis in Yemen and militias in Iraq and Syria, and their impact on our operations and workforce, remains unknown.

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

Assets	September 30,	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	8,574	8,660
Accounts receivable	-	126
Restricted cash	8,028	-
Other current assets	405	186
TOTAL CURRENT ASSETS	17,007	8,972

NON-CURRENT ASSETS:
Property and equipment, net	114	57
Operating lease right-of-use assets	194	275
Restricted deposit	86	80
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	400	418
TOTAL ASSETS	17,407	9,390
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	216	132
Accrued expenses and other payables	1,185	874
Current maturities of operating lease	170	170
TOTAL CURRENT LIABILITIES	1,571	1,176
NON-CURRENT LIABILITIES:
Operating lease liabilities	41	102
Other long-term liability	527	-
Liability for employee rights upon retirement	34	32
TOTAL NON-CURRENT LIABILITIES	602	134
TOTAL LIABILITIES	2,173	1,310
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.0000769 par value: 140,010,000 shares authorized as of September 30, 2025 and December 31, 2024; issued and outstanding as of September 30, 2025 and December 31, 2024, 45,664,506 and 38,837,220 shares, respectively	1	1
Additional paid-in capital	137,542	121,965
Accumulated other comprehensive income	41	41
Accumulated deficit	(122,350)	(113,927)
TOTAL SHAREHOLDERS' EQUITY	15,234	8,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	17,407	9,390

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

REVENUES	42	99	-	42
COST OF REVENUES	42	90	-	42
GROSS PROFIT	-	9	-	-
OPERATING EXPENSES:
Research and development, net	4,286	3,298	1,643	1,477
General and administrative	4,201	3,959	1,613	1,544
TOTAL OPERATING EXPENSES	8,487	7,257	3,256	3,021
OPERATING LOSS	8,487	7,248	3,256	3,021
FINANCIAL INCOME, NET	(64)	(65)	(56)	-
NET LOSS	8,423	7,183	3,200	3,021

LOSS PER SHARE BASIC AND DILUTED	0.18	0.19	0.07	0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	45,829,501	37,163,478	47,089,814	37,644,612

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total

BALANCE AT JANUARY 1, 2025	38,837,220	1	121,965	41	(113,927)	8,080
Net loss	-	-	-	-	(8,423)	(8,423)
Exercise of warrants to Ordinary Shares	353,292	*	354	-	-	354
Exercise of options to Ordinary Shares	1,125	*	1	-	-	1
Issuance of Ordinary Shares under collaboration agreement, net	3,685,226	*	7,115	-	-	7,115
Issuance of Ordinary Shares under ATM program, net of issuance costs	2,731,574	*	6,067	-	-	6,067
Vested restricted share units	56,069	*	-	-	-	-
Share-based compensation	-	-	2,040	-	-	2,040
BALANCE AT SEPTEMBER 30, 2025	45,664,506	1	137,542	41	(122,350)	15,234

BALANCE AT July 1, 2025	45,452,167	1	136,364	41	(119,150)	17,256
Net loss	-	-	-	-	(3,200)	(3,200)
Exercise of warrants to Ordinary Shares	179,640	*	180	-	-	180
Exercise of options to Ordinary Shares	1,125	-	1	-	-	1
Issuance of Ordinary Shares under ATM program, net of issuance costs	31,574	*	70	-	-	70
Share-based compensation	-	-	927	-	-	927
BALANCE AT SEPTEMBER 30, 2025	45,664,506	1	137,542	41	(122,350)	15,234

BALANCE AT JANUARY 1, 2024	35,476,341	1	114,730	41	(104,386)	10,386
Net loss	-	-	-	-	(7,183)	(7,183)
Exercise of warrants to Ordinary Shares	89,820	*	90	-	-	90
Exercise of options to Ordinary Shares	469,340	*	568	-	-	568
Issuance of Ordinary Shares under ATM program, net of issuance costs	236,126	*	601	-	-	601
Vested restricted share units	240,587	*	*	-	-	-
Share-based compensation	-	-	1,990	-	-	1,990
BALANCE AT SEPTEMBER 30, 2024	36,512,214	1	117,979	41	(111,569)	6,452

BALANCE AT July 1, 2024	36,314,579	1	117,038	41	(108,548)	8,532
Net loss	-	-	-	-	(3,021)	(3,021)
Exercise of options to Ordinary Shares	22,048	*	13	-	-	13
Vested restricted share units	175,587	*	*	-	-	-
Share-based compensation	-	-	928	-	-	928
BALANCE AT SEPTEMBER 30, 2024	36,512,214	1	117,979	41	(111,569)	6,452

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2025	2024
Net loss	(8,423)	(7,183)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	23	35
Share-based compensation	2,040	1,990
Finance income, net	(8)	(10)
Changes in operating asset and liabilities:
Increase in other current assets	(219)	(42)
Decrease (increase) in accounts receivable	126	(133)
Increase in accounts payable	84	101
Increase (decrease) in accrued expenses and other payables and other long-term liability	840	(109)
Net cash used in operating activities	(5,537)	(5,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80)	-
Net cash used in investing activities	(80)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Ordinary Shares under ATM program	6,254	620
Issuance of Ordinary Shares under collaboration agreement	7,190	-
Issuance cost	(262)	(19)
Exercise of warrants and options to Ordinary Shares	354	658
Net cash provided by financing activities	13,536	1,259

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	29	-
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS	7,919	(4,092)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT BEGINNING OF THE PERIOD	8,740	11,085
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT END OF THE PERIOD	16,688	6,993
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	8,574	6,915
Restricted cash and deposits	8,114	78
Total cash and cash equivalents and restricted cash and deposit	16,688	6,993
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	126	67
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for new operating lease liabilities	59	32

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

a.
Entera Bio Ltd. (collectively with its subsidiary, “Entera” or the "Company") was incorporated on September 30, 2009 and commenced operations on June 1, 2010. On January 8, 2018, the Company incorporated its wholly owned subsidiary, Entera Bio Inc., in Delaware, United States.

Entera is focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. The Company  leverages its N-Tab™ platform, which is designed to simultaneously stabilize the peptide in the gastrointestinal tract and promote its absorption into the bloodstream. The Company concentrates on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

Entera’s most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis.  EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and consequently limit the progression of the disease, and its associated disability and mortality. A placebo-controlled, dose-ranging Phase 2 study of EB613 tablets in 161 post-menopausal women with low BMD and osteoporosis met primary and secondary endpoints. On July 28, 2025, the Company announced that in a written response to a Type A meeting request, the FDA agreed that the NDA filing for EB613 (oral PTH (1-34), teriparatide) would be supported by a single multinational, randomized, double-blind, placebo-controlled, 24-month phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint.

The EB612 program is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for patients with hypoparathyroidism.

In addition, Entera is developing the first oral oxyntomodulin, a dual targeted GLP1/glucagon peptide, in tablet form for the treatment of obesity and metabolic syndromes pursuant to a 2025 collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO Health, Inc. (“OPKO”); and the first oral GLP-2 peptide as an injection-free alternative for patients suffering from rare malabsorption conditions such as short bowel syndrome, pursuant to a 2023 research collaboration agreement with OPKO.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.
Because the Company is engaged in research and development activities, it has not derived significant income from its operations, and, since its inception in 2009, the Company has incurred an accumulated deficit in the amount of $122.4 million as of September 30, 2025 and negative cash flows from operating activities. For the three months ended September 30, 2025 and 2024, the Company’s operating losses were $3.3 and $3.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s operating losses were $8.5 million and $7.2 million, respectively. The Company's management is of the opinion that its available funds as of September 30, 2025 will be sufficient to support the Company’s operations under its current plans through the middle of the third quarter of 2026. This assumes the use of the Company’s capital to fund its ongoing operations, including manufacturing, research, development, and regulatory expenses  related to the preparation ofthe EB613 phase 3 program in osteoporosis, ongoing N-Tab™ platform development, intellectual property expenses, completion of a Phase 1 PK study related to the Company’s next generation of EB613 and completion of SAD and MAD Phase 1 studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO. The Company’s current capital resources do not include the capital required to fund the Company's proposed Phase 3 program for EB613 in osteoporosis.

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

d.
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, a ceasefire had been reached. Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The Company’s research personnel and some management personnel are located in Israel; however other core activities including clinical, regulatory and supply chain are located outside of Israel.

Currently, the Company’s activities in Israel remain largely unaffected by the foregoing events. During the nine months ended September 30, 2025 and as of December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025, the consolidated results of operations and statements of changes in shareholders' equity for the three and nine-month periods ended September 30, 2025 and 2024, and cash flows for the nine-month periods ended September 30, 2025 and 2024.

The consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive.  Ordinary share equivalents include outstanding stock options, warrants and restricted share units (“RSUs”), which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, warrants and RSUs exercisable into 17,016,053 and 17,136,035 ordinary shares for the nine months ended September 30, 2025 and 2024, respectively, and 17,806,128 and 17,276,113 ordinary shares for the three months ended September 30, 2025 and 2024, respectively, because the effect would have been anti-dilutive.

c.	Newly issued and recently adopted accounting pronouncements:

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024 and may be applied either retrospectively or prospectively, at the Company’s discretion. Based on the Company’s evaluation of this guidance, no material impact is expected on its consolidated financial statement disclosures.

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

During the nine months ended September 30, 2025, the Company issued an aggregate of 2,731,574 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $6,067 at a weighted average price of $2.29 per ordinary share.

b.
On January 15, 2025, the Company issued 40,993 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for the fourth quarter of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024.

c.
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

d.	During the nine months ended September 30, 2025, 353,292 warrants were exercised for an aggregate of 353,292 ordinary shares for a total consideration of $354.

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

(i)

options to purchase an aggregate of 954,000 ordinary shares were granted to employees, executive officers and a service provider with an exercise price of $2.28 per share, which was the closing share price on the grant date. The total fair value of the options at the grant date was $1,545; and

(ii)

options to purchase an aggregate of 830,000 ordinary shares were granted to the Company’s Chief Executive Officer and other executive officers with an exercise price of $2.28 per share which was the closing share price on grant date. This grant was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 16, 2025. The fair value of the options at the grant date was $1,170.

These options vest over three years from the date of grant; 33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options will vest in eight equal quarterly installments following the first anniversary of the grant date.

In addition, the board of directors approved the grant of 259,650 RSUs to executive officers, of which grant 233,334 RSUs were subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 16, 2025. The RSUs vest in four equal quarterly installments over a one-year period that started on April 28, 2025. The fair value of the RSUs at the grant date was $536 with a share price ranging from $2.04 to $2.28 per share.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

The fair value of each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended September 30, 2025
Share price	$2.04-$2.28
Exercise price	$2.28
Dividend yield	-
Expected volatility	81.2%-82.2%
Risk-free interest rate	3.9%-4.45%
Expected life - in years	5.3-5.87

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	September 30,	December 31,
Other current assets:	2025	2024
Prepaid expenses	143	29
Other	262	157
	405	186

	September 30,	December 31,
Accrued expenses and other payables:	2025	2024
Employees and employees related	284	161
Provision for vacation	218	178
Accrued expenses	417	535
Other payables (See Note 5b)	266	-
	1,185	874

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

For the three and nine months ended September 30, 2025, the Company recognized $0 and $42 in revenues, respectively, from this agreement.

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

The Company recognized as equity the fair value of the ordinary shares issued to OPKO net of issuance costs (issuance costs of $75) based on the fair value of the ordinary shares, which was the Nasdaq closing share price as of the 2025 Collaboration Agreement date. The remaining consideration was allocated to the agreement and presented under current other payables (an amount of $295) and Other long-term liabilities (an amount of $515) in the balance sheet and will be recognized as the Program is performed.

For the nine months ended September 30, 2025, the Company recognized net expenses of $190 relating to the 2025 Collaboration Agreement.

NOTE 6 - SEGMENT INFORMATION

a.

The Company operates in Israel as a single operating segment. The Company’s Chief Executive Officer is the chief operating decision marker (the “CODM”). The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.

b.	Segment information:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Revenues	$42	$99	-	$42
Less:
Research and development, net:
Sub-contractors and consulting expense (EB613)	$1,544	$934	$572	$782
Net expenses related to OPKO Collaboration Agreement	190		70
Payroll and related expenses	1,184	1,107	418	372
Share-based compensation	799	643	329	229
Rent and related expenses	344	244	122	62
Other development expenses*	225	370	132	32
Other segment expenses**	4,179	3,984	1,557	1,586
Segment net loss	$8,423	$7,183	$3,200	$3,021

* Other development expenses include materials and productions and others.

** Other segment expenses include payroll and related expenses, share-based compensation, legal and audit and related fees and others.

NOTE 7 - SUBSEQUENT EVENTS

In October and November 2025, 192,736 warrants were exercised for an aggregate of 192,736 ordinary shares for total consideration of $155,249.

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

Overview

Entera is a clinical stage company focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. We concentrate on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm. Our pipeline includes five differentiated, first-in-class oral peptide programs targeting PTH(1-34), GLP-1 and GLP-2.

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

EB613 Program

Our most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis. It is estimated that 50 percent of women and 20 percent of men over the age of 50 are at risk of a fragility fractures and approximately 1 in 5 adults will die within the year following a hip fracture. Postmenopausal osteoporosis afflicts more women than cancer and cardiovascular disease and is a serious health concern for an estimated 200 million women globally.

EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and consequently limit the progression of the disease, and its associated disability and mortality. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). In April 2024, phase 2 data was published in the Journal of Bone and Mineral Research (JBMR).

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

In September and April 2025, the effects of EB613 on trabecular and cortical bone indices based on a 3D-Shaper DXA post-hoc analysis of Phase 2 results were presented at the American Society for Bone and Mineral Research (“ASBMR”) 2025 Annual Meeting and the 2025 World Congress on Osteoporosis, respectively. The data using 3D-DXA modelling showed that after six months of treatment, EB613 2.5 mg demonstrated significant increases in both trabecular and cortical bone parameters as compared with placebo. Mechanistically, the findings suggest that bone strengthening and fracture resistance may occur rapidly with EB613.

In October 2025, we reported clinical data from a post-hoc analysis of our Phase 2 trial of EB613, at the 2025 North American Menopause Society (NAMS) Annual Meeting in a poster presentation titled “EB613 (Oral PTH[1-34] Tablets) Increases BMD Over six Months in Early Postmenopausal Women with Low Bone Mass or Osteoporosis: A Phase 2 Randomized Trial (P-66)”. In this analysis of the Phase 2 trial, EB613 produced significant and consistent gains in BMD at the spine, femoral neck and hip in women within 10 years of menopause, with improvements comparable to those observed in women more than 10 years post-menopause.

In parallel, a new generation of EB613 is being developed with our N-Tab™ platform. At the ASBMR Annual Meeting in September 2025, preclinical data for our Next-Gen EB613 candidate from a cross-over pharmacokinetic mini-pig study was presented. This  pre-clinical data showed comparable PK to the current formulation of EB613. We initiated a Phase 1 Safety and PK Study in November 2025 which will also serve as a first in man study of this new generation of EB613.

EB612 Program

Our product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for patients with hypoparathyroidism. With respect to our EB612 program, since 2023 we tested new generations of our N-Tab™ Technology with the naked PTH(1-34) peptide to assess the effectiveness of once or twice a day dosing regimens, and are collaborating with a third party on another peptide in this field. In June 2024, Phase 1 clinical data for a bid regimen of EB612 using unmodified PTH(1-34) was presented at the Endocrine Society ENDO 2024 Annual Meeting.

To date, Entera’s proprietary PTH tablets have been safely administered to a total of 255 subjects in Phase 1 studies and Phase 2 studies in osteoporosis and hypoparathyroidism, two diseases that remain underserved with the current standard of care and which disproportionately affect women. We believe these product candidates, if approved, hold the potential to become standards of care for patients with osteoporosis and hypoparathyroidism.

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

Oral GLP-2 and Oral GLP-1/Glucagon Programs in Collaboration with OPKO Biologics

In September 2023, we entered into a research and collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (collectively, “OPKO”). Under the terms of this agreement, OPKO agreed to supply its proprietary long-acting GLP-2 peptide and certain oxyntomodulin (OXM) analogs for the development of oral tablet candidates using our proprietary N-Tab™ technology. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

In March 2024, we announced positive in vivo pharmacokinetic (PK) results from our collaborative research, combining a proprietary long acting GLP-2 agonist developed by OPKO with Entera’s proprietary N-Tab™ technology. The program is focused on developing the first and only GLP-2 peptide tablet alternative for patients suffering from short bowel syndrome and additional disorders involving mucosal inflammation and nutrient malabsorption. Currently, the only approved GLP-2 agonist requires daily subcutaneous injections.

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

In September 2024, we announced topline pharmacokinetic/pharmacodynamic (PK/PD) results for the OXM program. The program is focused on developing the first oral dual agonist GLP-1/Glucagon peptide as a potential once-daily tablet treatment for patients with obesity and metabolic disorders using the N-Tab™ platform. Oral OXM exhibited significant systemic exposure across two in vivo models, a favorable PK profile and bioavailability. The high plasma concentrations with prolonged systemic exposure were consistent with the reported half-life for semaglutide (Rybelsus®), the only approved oral GLP-1 analog. Oral OXM showed a statistically significant reduction in plasma glucose levels compared with placebo.

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

In June 2025, a poster at ENDO2025 reported PK data from a mini-pig study of oral OPK-88006, a dual GLP-1/glucagon receptor agonist being developed under the OXM program in collaboration with OPKO, which showed plasma levels consistent with those reported in humans for the highest subcutaneous dose of Wegovy™ (semaglutide) weekly injection, a standard of care for the treatment of obesity. The reported pharmacological data supports a once-daily tablet regimen of this first-in-class oral dual agonist. A Phase 1 study is being planned and an Investigational New Drug (IND) application is expected to be filed with the FDA in the first half of 2026.

In September 2025 pharmacokinetic data from a mini-pig study of OPK-8801003, our oral GLP-2 analog developed in collaboration with OPKO, were presented at the 47th European Society for Clinical Nutrition & Metabolism (ESPEN) Congress. The data demonstrated a plasma half-life approximately 18 times longer than teduglutide, in the same species. Oral administration achieved peak plasma levels of ~200 ng/mL and maintained systemic exposure (AUC ≈ 2 h•μg/mL) for over 24 hours with low variability, supporting once-daily oral dosing.

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

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity.  We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” with respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of September 30, 2025, we had paid royalties to the IIA in the amount of $96 thousand.

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

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been continuous rocket strikes across Israel, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, a ceasefire had been reached. Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. However, there is no assurance that the ceasefire will be upheld. Military activity and hostilities may continue or escalate, including in Northern Israel, Lebanon, Iran or elsewhere in the region. Any renewed or expanded conflict involving Israel, Hamas, Hezbollah, Iran, or other militant groups or states could disrupt regional security and economic conditions and, depending on its scope and duration, could adversely affect our business and operations. The Company’s research personnel and some management personnel are located in Israel. However, other core activities, including clinical, regulatory and supply chain are outside of Israel.

Currently, such activities in Israel remain largely unaffected by the foregoing events. During the nine months ended September 30, 2025 and as of December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

Financial Overview

From our inception through September 30, 2025, we have raised a total of $111.4 million from a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended September 30, 2025 and 2024, our operating losses were $3.3 million and $3.0 million, respectively. For the nine months ended September 30, 2025 and 2024, our operating losses were $8.5 million and $7.2 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of September 30, 2025, we had an accumulated deficit of $122.4 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

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

As of September 30, 2025, we had cash and cash equivalents and restricted cash of $16.6 million, of which $8.0 million has been designated to fund our obligations under the 2025 Collaboration Agreement. Given our current cash position and plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026, which include the capital required to fund our ongoing operations, including manufacturing, research, development, and regulatory expenses related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N-Tab™ platform development and intellectual property expenses, completion of a Phase 1 PK study related to the Company’s next generation of EB613 and completion of SAD and MAD Phase 1 studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO.  Our ability to commence the Phase 3 program of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of this study.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings and strategic collaborations. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of September 30, 2025, we had a total of 22 employees, of whom 20 are full-time employees, and all are based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom, Asia and Europe. Our operations are located in Jerusalem, Israel.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrollment of patients in clinical trials. Research and development expenses for the three and nine months ended September 30, 2025 were primarily for the development of EB613 and our collaboration with OPKO related to OXM and for the three and nine months ended September 30, 2024 were primarily for the development of EB613. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Our research and development expenses for the three and nine months ended September 30, 2025 and September 30, 2024 are summarized as follows:

	Nine Months Ended September 30, (unaudited)		Three Months Ended September 30, (unaudited)
	2025	2024	2025	2024
	(In thousands)		(In thousands)
External Expenses related to EB613	$1,544	$934	$572	$782
Internal and External expenses related to OXM collaboration with OPKO	190	-	70	-
Internal and External expenses related to other development program:
Payroll and related expenses	1,184	1,107	418	372
Share-based compensation	799	643	329	229
Rent and related expenses	344	244	122	62
Other development expenses	255	370	132	32
Research and development expenses, net	$4,286	$3,298	$1,643	$1,477

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

Taxes on Income

We have not generated taxable income since our inception, and, as of September 30, 2025, we had carryforward tax losses of $89.8 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of September 30, 2025, Entera Bio Inc. had tax loss carryforwards of $174 thousand.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
	(In thousands, except for percentage information)
Revenues	$-	$42	$(42)	(100)%
Cost of Revenues	$-	$42	$(42)	(100)%
Gross Profit	$-	$-	$-	-
Operating expenses:
Research and development expenses	$1,643	$1,477	$166	11%
General and administrative expenses	$1,613	$1,544	$69	4%
Operating loss	$3,256	$3,021	$235	8%
Financial income, net	$(56)	$-	$(56)	100%
Net loss	$3,200	$3,021	$179	6%

Revenues

Revenues for the three months ended September 30, 2024 were $42 thousand, which were attributable to research services we provided pursuant to a material transfer and research project agreement entered into in April 2024 (the “research services agreement”). The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025. As a result, we did not recognize any revenue for the three months ended September 30, 2025.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025 was zero, as compared to $42 thousand for the three months ended September 30, 2024, which were attributable to research services we provided pursuant to the research services agreement. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025, resulting in no revenue recognized for the three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 were $1.6 million, as compared to $1.5 million for the three months ended September 30, 2024. The increase of $0.1 million was  attributed to an increase of $0.2 million in consulting fees, including regulatory expenses in connection with filing of a type A meeting and ongoing optimization processes related to the preparation of the EB613 phase 3 program, an increase of $0.1 million in connection with our internal programs and collaboration programs and an increase of $0.1 million in compensation, which increase was partially offset by a decrease of $0.3 million in materials and productions related to the preparation of the EB613 phase 3 study.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were $1.6 million, as compared to $1.5 million for the three months ended September 30, 2024. The increase of $0.1 million was mainly attributable to an increase of $0.2 million in consultant fees and $0.2 million in compensation, which increase was partially offset by a decrease of $0.3 million in legal fees, mainly related to IP costs.

Financial Income, Net

Financial income, net for the three months ended September 30, 2025 was $56 thousand as compared to zero for the three months ended September 30, 2024. Our financial income mainly included income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Comparison of Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
	(In thousands, except for percentage information)
Revenues	$42	$99	$(57)	(58)%
Cost of Revenues	$42	$90	$(48)	(53)%
Gross Profit	$-	$9	$(9)	(100)%
Operating expenses:
Research and development expenses	$4,286	$3,298	$988	30%
General and administrative expenses	$4,201	$3,959	$242	6%
Operating loss	$8,487	$7,248	$1,239	17%
Financial income, net	$(64)	$(65)	$1	(2)%
Net loss	$8,423	$7,183	$1,249	17%

Revenues

Revenues for the nine months ended September 30, 2025 and 2024 were $42 thousand and $99 thousand, respectively, which were attributable to research services we provided pursuant to the research services agreement. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025 and 2024 was $42 thousand and $90 thousand, respectively, which were attributable to research services we provided pursuant to the research services agreement. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 were $4.3 million as compared to $3.3 million for the nine months ended September 30, 2024. The increase of $1.0 million was primarily due to an increase of $0.7 million in other consulting fees, including regulatory expenses  in connection with filing of a type A meeting and ongoing optimization processes related to the preparation of the EB613 phase 3 program, an increase of $0.3 million in connection with our internal programs and collaboration programs, an increase of $0.2 million in  compensation and an increase of $0.1 million in other expenses. This increase was partially offset by a decrease of $0.3 million in materials and productions related to the preparation of the EB613 phase 3 study.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were $4.2 million as compared to $4.0 million for the nine months ended September 30, 2024. The increase was primarily due to an increase of $0.2 million of other consultants and an increase of $0.2 million in compensation. This increase was partially offset by a decrease of $0.1 million in legal fees, mainly related to IP costs, and a decrease of $0.1 million in other expenses.

Financial Income, Net

Financial income, net for the nine months ended September 30, 2025 and 2024 was $64 thousand and $65 thousand, respectively. Our financial income was composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations, negative cash flows from operating activities and lack of liquidity. For the three months ended September 30, 2025 and 2024, our operating losses were $3.3 million and $3.0 million, respectively. For the nine months ended September 30, 2025 and 2024, our operating losses were $8.5 million and $7.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $122.4 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our product candidates through development and provide administrative support for our operations. These factors raise substantial doubt about our ability to continue as a going concern. Given our current plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026 without additional funding, excluding the initiation of Phase 3 program of EB613 in osteoporosis.

From our inception through September 30, 2025, we have raised a total of $111.4 million, including $36.3 million through at-the-market-offering (“ATM”) programs, an aggregate of $28.9 million in private placements since our IPO, $11.2 million in our IPO in 2018 and $35.0 million in aggregate funding from a combination of IIA grants, exercise of options and warrants and private placements of Ordinary Shares, preferred shares and debt prior to our IPO.

As of September 30, 2025, we had cash and cash equivalents and restricted cash of $16.6 million, of which $8.0 million has been designated to fund our obligations under the 2025 Collaboration Agreement. Our primary uses of cash have been to fund research and clinical development, general and administrative expenses and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares under our currently effective Registration Statement on Form S-3 and a related prospectus supplement forming a part thereof. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. In January 2025, we sold an additional 2,700,000 Ordinary Shares at $2.29 per share to Point 72 Asset Management, L.P. for aggregate proceeds of $6.0 million, net of issuance costs. As of September 30, 2025, we had sold 4,940,156 shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. In order to refresh the Leerink ATM program, in January 2025, we filed a supplement to the prospectus supplement, which provides us the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program.

In connection with our entering into the 2025 Collaboration Agreement with OPKO, we issued to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of such agreement.  The proceeds received are not reflected in our cash balance as of September 30, 2025, as we have escrowed such proceeds and agreed to use them solely to fund our development cost obligations under the 2025 Collaboration Agreement.

Funding Requirements

Given our current plans, we believe that our existing cash resources will be sufficient to support the Company’s operations through the middle of the third quarter of 2026. This assumes the use of the Company’s capital to fund our ongoing operations, including manufacturing, research, development, and regulatory expenses related to the preparation of the EB613 phase 3 program in osteoporosis, ongoing N-Tab™ platform development and intellectual property expenses, completion of a Phase 1 PK study related to the Company’s next generation of EB613 and completion of SAD and MAD Phase 1 studies of oral OXM (GLP1/Glucagon tablet) in collaboration with OPKO.  Our ability to commence the Phase 3 program of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Cash Flows

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30, (unaudited)
	2025	2024
	(In thousands)
Net Cash used in operating activities	$(5,537)	$(5,351)
Net Cash used in investing activities	$(80)	$-
Net Cash provided by financing activities	$13,536	$1,259
Effect of Exchange Rate change on cash and cash equivalents	$29	-
Net increase (decrease) in cash and cash equivalents	$7,919	$(4,092)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $5.5 million, consisting primarily of our operating loss of  $8.5 million, which was partially offset by approximately $2.1 million of share-based compensation and depreciation expenses and a decrease of approximately $0.9 million in our net operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2024 was $5.4 million, consisting primarily of our operating loss of $7.2 million and an increase of $0.2 million in our net operating assets and liabilities, which was partially offset by approximately $2.0 million of share-based compensation and depreciation expenses.

The change in cash used in operating activities for the nine months ended September 30, 2025 compared to the same period in 2024 was mainly attributed to an increase of $1.3 million in our operating loss, which was partially offset by a decrease of $1.1 million in our net operating assets and liabilities and an increase of $0.1 million of share-based compensation and depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 consisted primarily of the purchase of property and equipment.

There was no net cash used in or provided by investing activities for the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consisted of the net proceeds of $6.0 million from the issuance of Ordinary Shares under the Leerink ATM Program, $0.4 million from the issuance of Ordinary Shares upon the exercise of warrants and $7.1 million from issuance of Ordinary Shares under the 2025 Collaboration Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, which we refer to as the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

Our research personnel and some management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are outside of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly.

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been continuous rocket strikes across Israel, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas; however, there is no assurance that the ceasefire will be upheld. Military activity and hostilities may continue or escalate, including in Northern Israel, Lebanon, Iran or elsewhere in the region. Any renewed or expanded conflict involving Israel, Hamas, Hezbollah, Iran, or other militant groups or states could disrupt regional security and economic conditions and, depending on its scope and duration, could adversely affect our business and operations. The Company’s research personnel and some management personnel are located in Israel; however other core activities including clinical, regulatory and supply chain are outside of Israel.

While we have a few employees who are in active military service, the war, Hezbollah’s attacks on Northern Israel, and the direct offensives from Iran and its proxies have not, to date, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of such conflicts. While research and some management are located in Israel; other core activities including clinical, regulatory and our supply chain are not. However, we cannot currently predict how such conflicts will ultimately affect our business and operations or Israel’s economy in general.

Currently, such activities in Israel remain largely unaffected by the foregoing events. During the nine months ended September 30, 2025 and as of December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2025, our board of directors granted 26,316 restricted stock units (“RSUs”) under the Company’s existing equity inventive plan to an entity controlled by an executive officer of the Company for services rendered by the executive officer in lieu of an annual cash bonus. The RSUs vest in four equal quarterly installments over a one-year period that commenced on April 28, 2025. This grant was subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 16, 2025.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

ENTERA BIO LTD.

Date: November 14, 2025	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)