Form 10-K
period 2025-12-31
Entera Bio Ltd.
filed 2026-03-27
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐     No ☒

The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant was approximately $84.6 million as of June 30, 2025.

As of March 23, 2026, the registrant had 46,622,239 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

•
The scope, progress and costs of developing our product candidates such as EB613 for osteoporosis and EB612 for hypoparathyroidism or other oral peptides for the treatment of obesity, metabolic disorders and gastrointestinal rare diseases may alter over time based on various factors such as regulatory requirements, collaboration agreements, the competitive environment and new data from pre-clinical and clinical studies;

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

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

•	Our reliance on third parties to conduct our clinical trials and on third-party suppliers to supply or produce our product candidates;

•	Our interpretation of FDA feedback and guidance and how such guidance may impact our clinical development plan;

•	Our ability to use and expand our oral peptide platform (“N-Tab®”) to additional product candidates;

•	Our operation as a development stage company with limited operating history and a history of operating losses and our ability to fund our operations going forward;

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

•
All of our product candidates, including EB613, EB612, EB618 (OXM) and Oral Long Acting GLP-2 are in in preclinical or clinical phases of development, and we have not yet successfully completed the development of any product candidate;

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

•
The Company regularly evaluates market conditions, its liquidity profile and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to or through other strategic initiatives. Management has performed an analysis of our ability to continue as a going concern and our current cash resources should be sufficient to fund our operating expenses through the middle of the third quarter of 2026; however, as a result of recurring losses, substantial doubt exists about the Company’s  ability to continue as a going concern for a period of at least twelve months from the date of this Annual Report;

•	Your rights and responsibilities as our shareholder will be governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations; and

•	Security, political and economic instability in the Middle East may harm our business, including the Iran War, the Israel-Hamas War and its proxies and its impact on our operations and workforce.

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

Our pipeline includes differentiated, first-in-class oral peptides targeting PTH(1-34), GLP-1/Glucagon and GLP-2:

Currently, most protein therapies are administered via frequent intravenous, subcutaneous or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap. From a technical standpoint, oral delivery of peptides and therapeutic proteins is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream.  We leverage our N-Tab® platform, which is designed to simultaneously stabilize large (4kD+) hydrophilic peptides in the gastrointestinal tract and promote their absorption into the bloodstream.

 EB613 Program

Our most advanced product candidate, EB613 (oral teriparatide, or oral PTH[1-34]), is being developed as the first oral, osteoanabolic (bone building) tablet treatment for osteoporosis. EB613 is being developed under a 505(b)(2) application to the listed drug, Forteo® (teriparatide SC injection, Eli Lilly), which was first approved by the FDA in 2002 for the treatment of postmenopausal women with osteoporosis at high risk of fracture and later indicated for men with osteoporosis and osteoporosis associated with sustained systemic glucocorticoid therapy.  Forteo® has been in clinical use for over 20 years with a well-established benefit-risk profile.

Osteoporosis is a chronic, progressive disorder in which bone resorption exceeds formation, resulting in decreased bone strength and increased susceptibility to fracture. Osteoporosis is a major and growing public health issue, responsible for over two million fractures annually in the United States. After age 50, one in three women and one in five men will suffer an osteoporosis-related fracture in their remaining lifetime. Osteoporotic fractures lead to chronic pain, decreased quality of life, increased disability, and contribute to premature death. Studies show that up to 20-24% of hip fracture patients die within one year of the fracture. The total medical cost of osteoporotic fractures is projected to increase from $57 billion in 2018 to $95 billion by 2040, largely due to the aging population.  Postmenopausal women are at higher risk of developing osteoporosis-related fractures, particularly in the hip, spine, and wrist. The mechanism for low bone mineral density (“BMD”) in postmenopausal women is primary estrogen deficiency, which leads to accelerated bone loss, especially in the first five to ten years after menopause.

The three approved anabolic drugs, including Forteo®, are indicated for the treatment of very high-risk osteoporosis patients as first line therapy and as second line treatment in osteoporosis patients who cannot tolerate or progress on other osteoporosis drugs. Despite the superior efficacy of anabolic drugs, existing treatments require daily or monthly subcutaneous injections and are estimated to be used in a minority of very high-risk patients. EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture,  limit the disease progression, and decrease disability and mortality. Our mission with EB613 is to democratize anabolic treatment and enable wider access to both patients and healthcare practitioners.

We have completed a comprehensive nonclinical and clinical package for the EB613 program, including three Phase 1 comparative studies with Forteo® and three Phase 2 clinical studies. EB613 has been safely administered to a total of 270 study participants, including postmenopausal women with low BMD or osteoporosis (n=118 on EB613, n=43 on placebo), healthy volunteers, and male and female patients with hypoparathyroidism.

EB613 completed a Phase 2, 6-month, 161-patient, placebo-controlled study that met all biomarker and BMD endpoints without significant safety concerns in women with postmenopausal osteoporosis or low BMD. In April 2024, Phase 2 data was published in the Journal of Bone and Mineral Research (JBMR). EB613 produced rapid dose-proportional increases in biochemical markers of bone formation, reductions in markers of bone resorption, and increased lumbar spine, total hip, and femoral neck BMD. At 6 months of treatment, EB613 2.5mg produced comparable total hip BMD increases as those that have been reported for Forteo® at 6 months.

In September and April 2025, the effects of EB613 on trabecular and cortical bone indices based on a 3D-Shaper DXA post-hoc analysis of Phase 2 results were presented at the American Society for Bone and Mineral Research (“ASBMR”) 2025 Annual Meeting and at the 2025 World Congress on Osteoporosis (WCO-IOF-ESCEO), respectively. The data using 3D-DXA modelling showed evidence of an early effect on both trabecular and cortical bone of the proximal femur. Mechanistically, the findings suggest that bone strengthening and fracture resistance may occur rapidly with EB613.

In October 2025, we reported clinical data from a post-hoc analysis of our Phase 2 trial of EB613 at the 2025 North American Menopause Society (NAMS) Annual Meeting in a poster presentation titled “EB613 (Oral PTH[1-34] Tablets) Increases BMD Over Six Months in Early Postmenopausal Women with Low Bone Mass or Osteoporosis: A Phase 2 Randomized Trial (P-66)”. In this analysis of the Phase 2 data, EB613 produced significant and consistent gains in BMD at the spine, femoral neck and hip in women within 10 years of menopause and in women more than 10 years post-menopause.

Since 2023, we have advanced a simplified formulation of EB613 that builds on clinical experience with the multi-tablet formulation which was used in Phase 1 and Phase 2 clinical studies. At the ASBMR Annual Meeting in September 2025, preclinical data for EB613 single tablet formulation from a cross-over pharmacokinetic mini-pig study was presented. This pre-clinical data showed comparable PK to the multiple tablet formulation of EB613. The preliminary results from the ongoing Phase 1b PK study (ENT-11-2023) demonstrate PK comparability between the multiple tablet formulation and the simplified single-tablet formulation of EB613 and Forteo®.

Regulatory Background

Initial approvals of drugs for the treatment of osteoporosis have historically required a placebo-controlled trial demonstrating reduction in the risk of fractures as the primary outcome measure in women with postmenopausal osteoporosis. The regulatory requirement for using fracture as the primary efficacy endpoint is challenging due to the patient types who would need to be studied: (1) very high risk patients may be randomized to placebo in a clinical trial, which poses an ethical concern; and (2) evaluation of moderate risk patients would require a very large sample size to evaluate treatment effectiveness.  The last drug approval for osteoporosis occurred in 2019.

In the United States, the Foundation for the National Institute of Health-American Society for Bone and Mineral Research-Study to Advance BMD as a Regulatory Endpoint (FNIH-ASBMR-SABRE, previously known as the FNIH-Bone Quality Project [FNIH-BQP], hereinafter “SABRE”) was launched in 2013. This initiative was established as a public-private partnership with the FDA to study whether change in BMD at the lumbar spine, total hip or femoral neck in a placebo-controlled trial of an osteoporosis drug was predictive of vertebral, nonvertebral, hip and all clinical fracture risk reduction. SABRE aims to change the framework for how clinical trials of new anti-osteoporosis drugs are conducted and to promote innovation in the field of osteoporosis.

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

Since the end of our Phase 2 Meeting in December 2021, we have engaged in FDA Type C, D, and A Meetings in 2022, 2023, 2024, and 2025 to obtain clarity and alignment on total hip BMD as a primary endpoint and an appropriate data package to support a new drug application (“NDA”) for EB613 under a 505(b)(2) application.

Following Type C and Type D meetings with the FDA in March 2023, we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 (registrational) study with total hip BMD as primary endpoint could support an NDA for EB613; however the SABRE BMD endpoint remained unqualified as a surrogate endpoint by FDA at that time. On the same day, we announced that we planned to continue our dialogue with the FDA and await the final qualification of the SABRE qualification and FDA’s guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613.

In March 2024, the ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months.

In June 2025, as part of our scientific bridging, we received a written concurrence from the FDA that comprehensive nonclinical developmental and reproductive toxicity (DART) studies are not required given the totality of evidence generated from Forteo®, published literature, and EB613 nonclinical studies. In May 2025, we received a written concurrence from the FDA that dedicated oral carcinogenicity studies are not warranted for EB613 given the totality of evidence generated from the literature and nonclinical studies conducted with EB613.

In July 2025, we announced that, in a written response to a Type A meeting request, the FDA agreed that an NDA filing for EB613 could be supported by a phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint at 24 months.

In December 2025, the FDA released the Determination for Qualification of BMD qualifying total hip BMD as a surrogate efficacy endpoint for fracture that could be used in future studies of new anti-osteoporosis therapies. FDA’s suggested a context of use (COU): “The percentage change from baseline at 24 months in total hip bone mineral density (BMD) assessed by dual-energy X-ray absorptiometry (DXA) can be used as a validated surrogate endpoint for the assessment of investigational therapies for postmenopausal women with osteoporosis at risk for fracture.”

In February 2026, we submitted to the FDA a clinical amendment that included the EB613 Phase 3 protocol, statistical analysis plan and open-label extension synopsis. Our planned multinational, randomized, double-blind, placebo-controlled Phase 3 study is expected to enroll approximately 750 postmenopausal women with osteoporosis and will evaluate the percentage change in total hip BMD from baseline to month 12 as the primary endpoint. The double-blind, placebo-controlled 12-month Phase 3 study and the scientific bridge to the listed drug, Forteo®, are planned to be submitted in support of the NDA. We also plan to conduct an open label extension study under separate protocol in which participants on EB613 and placebo would be randomized to either EB613 for an additional 12 months, or transition to a standard anti-resorptive drug. The extension study is expected to provide safety and efficacy data for EB613 at 24 months as a monotherapy and evaluate the sequence of 12 months of EB613 treatment sequenced to a standard anti-resorptive drug for an additional 12 months.

EB612 (PTH) Hypoparathyroidism Program

Our product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for patients with hypoparathyroidism. The FDA and the EMA have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. Hypoparathyroidism is a rare, heterogeneous, endocrine disorder that leads to abnormally low calcium and high phosphorus levels in the blood and requires chronic PTH replacement therapy. Today, the only approved PTH replacement treatment, YORVIPATH® (developed by Ascendis Pharma), requires patients to administer daily injections, while investigational candidates may require weekly injections.

Entera previously demonstrated proof-of-concept clinical data for its EB612 program using an unmodified oral PTH(1-34) analog in a 16-week Phase 2 study in patients with hypoparathyroidism (JBMR, 2021). The study showed significant reduction in calcium supplement use and maintenance of serum calcium levels above the lower limit for hypoparathyroidism (>7.5 mg/dL) throughout the study. However, the trial required a four-times-daily regimen with doses of up to 9mg daily.

In June 2024, Phase 1 clinical data for EB612 was presented at the Endocrine Society ENDO 2024 Annual Meeting. The safety, pharmacokinetic (PK) and pharmacodynamic (PD) data reported from a Phase 1 clinical study supported twice a day dosing of EB612.

In December 2025, we announced new in vivo PK/PD data supporting the development of a proprietary long-acting PTH (LA-PTH) analog, which is being developed as part of a material transfer and collaboration agreement with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”), utilizing our N-Tab® platform. Preclinical findings demonstrated a markedly prolonged plasma half-life and sustained elevation of serum calcium levels for more than three days following administration of a single oralThese data support the development of a once-daily oral PTH tablet for patients with hypoparathyroidism. Based on these data, in February 2026, we announced the expansion of our collaboration with OPKO to jointly advance this LA-PTH program. We intend to accelerate pre-IND development of this program and currently expect to submit an IND application to the FDA late 2026.

For additional information regarding our collaboration agreement with OPKO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—License and Collaboration Agreement with OPKO, contained in this Annual Report.

EB618 Program (Oral GLP-1/Glucagon)

In September 2023, we entered into a research collaboration agreement (the “2023 Collaboration Agreement”) with OPKO. Under the terms of this agreement, OPKO agreed to supply its proprietary Oxyntomodulin (OXM) analogs for the development of oral tablet candidates using our proprietary N-Tab® platform. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

OXM is a naturally occurring GLP-1/Glucagon dual agonist peptide hormone found in the small intestine that acts to suppress appetite, induce weight loss and has additional cardioprotective and anti-fibrotic attributes. The program focuses on developing the first oral dual agonist GLP-1/Glucagon peptide as a potential once-daily tablet treatment for patients with obesity, metabolic and fibrotic disorders using the N-Tab® platform. Currently, there are no approved dual GLP-1/Glucagon agonists available. OPKO previously reported that weekly injections of pegylated OXM demonstrated significant weight loss and reduction in HbA1, triglyceride and cholesterol levels in 113 obese and diabetic patients in a Phase 2B study. The OXM agonist peptide (OPK-88006) is a GLP-1/Glucagon dual agonist peptide that has been modified to maintain its long-acting profile while increasing its potential potency.

In September 2024, we and OPKO jointly announced topline PK/PD results for the OXM program. Oral OXM exhibited significant systemic exposure across two in vivo models, a favorable PK profile and bioavailability. The high plasma concentrations with prolonged systemic exposure were consistent with the reported half-life for semaglutide (Rybelsus®), the only approved oral GLP-1 analog. Oral OXM showed a statistically significant reduction in plasma glucose levels compared with placebo.

Given the scarcity of oral peptide treatments and potential safety challenges attributed to small molecule approaches, we believe oral OXM may address a significant number of patients suffering from chronic metabolic diseases

In March 2025, we entered into a collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s OPK-88006 analog and Entera’s proprietary N-Tab® platform.

Under the 2025 Collaboration Agreement, we granted to OPKO an exclusive, sublicensable and non-transferable, worldwide license to certain of our intellectual property and technology solely to develop, manufacture, and commercialize any GLP-1/Glucagon  dual agonist as an oral treatment form for the treatment of obesity, metabolic, cardiovascular, and fibrotic disorders in humans, and OPKO has granted to us a non-exclusive, non-sublicensable and non-transferable license to certain of its intellectual property and technology to the extent necessary for us to perform our obligations in relation to the Program, in each case subject to certain exceptions.

Under the terms of the 2025 Collaboration Agreement, we and OPKO will retain 40% and 60%, respectively, of all proceeds deriving from the Program and will be responsible for 40% and 60% of the Program’s development costs, respectively. Following the completion of the Phase 1 stage, we may continue to fund our 40% share of the Program to maintain our right to proceeds or to opt-out (the “Opt-Out”). If we Opt-Out, then we and OPKO will retain 15% and 85%, respectively, of all proceeds deriving from the Program, while OPKO will be solely responsible for ongoing development and commercialization funding of the Program.

In June 2025, a poster at ENDO2025 reported PK data from a mini-pig study of oral OPK-88006 (EB618), which showed plasma levels consistent with those reported in humans for the highest subcutaneous dose of Wegovy™ (semaglutide) weekly injection, a standard of care for the treatment of obesity.

As of late 2025, OPKO is planning to initiate a single ascending dose (SAD) and multiple ascending dose (MAD) Phase 1 clinical study with the subcutaneous injection formulation of OXM, with data expected by the end of 2026. We plan to file an IND for the oral OXM tablet formulation thereafter.

Oral GLP-2

This program focuses on developing the first glucagon-like-peptide 2 (GLP-2) peptide tablet alternative for patients suffering from short bowel syndrome (SBS) and additional disorders involving mucosal inflammation and nutrient malabsorption. SBS is a rare and potentially life-threatening malabsorptive condition caused by a significant loss of functional bowel mass (secondary to congenital defects or disease-associated loss of absorption) or physical bowel mass (secondary to extensive intestinal resection). Approximately 30,000 patients across the United States and EU are living with SBS. SBS patients have a reduced ability to absorb nutrients and fluids and are at risk of malnutrition, unintended weight loss and additional symptoms due to the loss of essential vitamins and minerals. SBS is the most common cause of chronic intestinal failure, accounting for approximately 75% of chronic intestinal failure cases in adults and 50% of such events in children. Currently, the only approved GLP-2 agonist, which is marketed under the name Gattex® (teduglutide), requires daily sub-cutaneous injections. Zealand Pharma and Ironwood are developing long-acting GLP-2 therapies requiring once and twice weekly injections.

In May 2023, the results from our oral GLP-2 program were published in the International Journal of Peptide Research and Therapeutics, “Oral Delivery Technology Enabling Gastro-Mucosal Absorption of Glucagon-Like-Peptide-2 Analog (Teduglutide, Gattex®) - A Novel Approach for Injection-Free Treatment of Short Bowel Syndrome.” We believe GLP-2 represents a strong candidate for our N-Tab® platform and warrants further development as an injection-free alternative to patients suffering from SBS and other gastrointestinal disorders where GLP-2 plays a role.

In late 2023, Entera and OPKO completed a proof of concept single dose pharmacokinetic study in rodents. Oral GLP-2 tablets exhibited significant systemic exposure. Furthermore, plasma levels achieved with the oral tablet form of the GLP-2 analogue were approximately 10-fold higher than therapeutic plasma concentrations reported for subcutaneously administered teduglutide (Gattex® label). The pharmacokinetic analysis of the data obtained following the IV injections of the GLP-2 peptide showed the plasma half-life in rats to be approximately six times longer than the half-life reported for teduglutide in the same animal model. This data is consistent with previously reported PK data relating to OPKO’s GLP-2 peptide’s long-acting profile, which had initially been developed as a weekly subcutaneous injection.

In September 2025, pharmacokinetic data from a mini-pig study of OPK-8801003, our oral GLP-2 analog developed in collaboration with OPKO, were presented at the 47th European Society for Clinical Nutrition & Metabolism (ESPEN) Congress. The data demonstrated a plasma half-life of approximately 15 hours (approximately 18 time longer than teduglutide), which has a half-life of only 0.85 hours in the same species. Oral administration achieved peak plasma levels of ~200 ng/mL and maintained systemic exposure (AUC ≈ 2 h•μg/mL) for over 24 hours with low variability, supporting once-daily oral dosing.

Given the challenging compliance rates attributed to injectable GLP-2 therapy and heterogeneity of SBS patients, we believe a daily tablet format may address a significant unmet need in treating and titrating SBS patients more effectively than injectable alternatives.

Our Strategy

Our goal is to develop first-in-class oral peptides and protein replacement therapies for ignored, underserved, chronic medical conditions for which a tablet treatment has the potential to significantly shift a treatment paradigm. We are developing our product candidates to potentially become the first oral, single daily tablet peptide or protein replacement therapies designed to expand access for patients and healthcare practitioners. We aspire to continue to validate our platform across a variety of additional high value therapeutic proteins.

Our strategy to achieve these goals includes:

•
Advancing EB613, Potentially the First Oral Anabolic (Bone Building) Tablet, into Phase 3 for the Treatment of Osteoporosis: Building on our historical alignment with the FDA in July 2025 and the FDA’s 2025 broad qualification of BMD as a regulatory endpoint for anti-osteoporosis drugs, we submitted a clinical amendment to the FDA in February 2026, providing a streamlined Phase 3 protocol. We believe that EB613 may be the first osteoporosis program to be permitted by FDA to pursue a placebo controlled, BMD endpoint registrational Phase 3 study in support of an NDA. We view this potential outcome as a testament to the treatment gap and unmet need for a viable alternative for the millions of osteoporosis patients who, despite current guidelines and availability of highly efficacious injectable anabolic agents, remain undertreated. Entera currently retains global rights to EB613.

•
Advancing Potentially the First Oral LA-PTH Analog as a Once-Daily Tablet for Patients with Hypoparathyroidism as part of our Collaboration with OPKO: In 2015, we successfully completed a Phase 2a four-month trial in 19 patients with hypoparathyroidism, which demonstrated clinical benefit, including a statistically significant reduction in calcium supplementation, maintenance of calcium levels above the lower target level for Hypoparathyroidism patients (>7.5 mg/dL) throughout the study and statistically significant rapid decline in median serum phosphate levels two hours following the first dose, which was maintained for the duration of the study. The FDA and the European Medicines Agency (“EMA”) have granted EB612 orphan drug designation for the treatment of hypoparathyroidism. In 2025, we were testing the development of a proprietary LA-PTH analog utilizing our N-Tab® platform and preclinical findings demonstrated a markedly prolonged plasma half-life and sustained elevation of serum calcium levels for more than three days following administration of a single oral. These data support the development of a once-daily oral PTH tablet for patients with hypoparathyroidism. We currently expect to submit an IND application to the FDA in late 2026. We and OPKO each own 50% of the rights related to the LA-PTH hypoparathyroidism EB612 program. Our development expenses through Phase 1 are expected to be funded from the $8 million in proceeds received as part of OPKO’s equity investment in Entera in 2025.

•
Identifying and Developing Additional High Value Oral Peptides in Collaboration with Strategic Partners such as our Oxyntomodulin (Oral GLP-1/Glucagon) and Oral GLP-2 Programs: We intend to leverage our N-Tab® platform by applying it to the development of additional, proprietary peptides and therapeutic proteins. In collaboration with OPKO, we are currently focusing on the development of the first oral OXM, a dual targeted GLP1/glucagon peptide, in tablet form, for the treatment of metabolic disorders and have completed a proof of concept for an oral GLP-2 peptide tablet as an injection-free alternative for patients suffering from rare malabsorption conditions, such as short bowel syndrome. We and OPKO own 40% and 60%, respectively, of the rights related to the OXM EB618 program.

•
Establishing Select Global and Regional Development and Commercial Partnerships: Our N-Tab® platform and intellectual property are designed to generate a pipeline of product candidates across various therapeutic indications. We intend to explore opportunities to diversify and shorten the preclinical and clinical development of these candidates in a capital-efficient manner, including selectively pursuing research and clinical development partnerships with biopharmaceutical companies with specific domain expertise as well as with biopharmaceutical companies with proven commercial footprints to de-risk our late-stage programs.

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

EB613: Potentially the First Oral PTH(1-34) Anabolic Tablet Treatment for Post-Menopausal Women with Osteoporosis

EB613 is the first once daily PTH(1-34, teriparatide) tablet treatment and has the same amino acid sequence as Forteo® (teriparatide daily subcutaneous injection), a leading anabolic agent which has been marketed for 24 years and achieved peak annual sales of $1.7 billion prior to patent expiration in 2018.

Osteoporosis is a chronic, progressive disorder in which bone resorption exceeds formation, resulting in decreased bone strength and increased susceptibility to fracture. Postmenopausal women are at higher risk of developing osteoporosis-related fractures, particularly in the hip, spine, and wrist. The mechanism for low BMD in postmenopausal women is primary estrogen deficiency, which leads to accelerated bone loss, especially in the first five to ten years after menopause. The bone remodeling cycle can be separated into two distinct processes: (i) bone resorption, where cells called osteoclasts function in the resorption of mineralized tissue; and (ii) bone formation, where cells called osteoblasts are responsible for bone matrix synthesis and subsequent mineralization of the bone. In healthy individuals, bone resorptions matched by new bone formation. Osteoporosis develops as the balance between bone resorption by osteoclasts and bone formation by osteoblasts is not maintained, and not enough bone tissue is formed, leading to frail and fracture-prone bones.

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

Current osteoporosis drugs may be divided into two categories: antiresorptive and anabolic. Drugs that inhibit bone resorption (or bone degradation) include oral and injectable options such as estrogen (for postmenopausal women), oral and intravenous bisphosphonates, selective estrogen receptor modulators (SERMs), the RANK-ligand inhibitor (denosumab) and (salmon) calcitonin. According to the American Association of Clinical Endocrinology (AACE) 2020 Guidelines, injectable anabolic agents, such as teriparatide, abaloparatide or romosozumab, can be considered as an initial therapy for patients who are at very high fracture risk (which include women who have had multiple vertebral fractures or hip fractures and high-risk patients who have very low T-scores), and who have had an inadequate response to antiresorptive therapies. For patients undergoing treatment, stable or increasing BMD at the spine and hip indicates a satisfactory response. The three currently approved osteoanabolic drugs that stimulate bone formation all require daily or monthly subcutaneous injections: teriparatide (PTH(1-34)), Forteo®); abaloparatide (a PTH-related protein analog, Tymlos®)); and romosozumab (an antibody that inhibits sclerostin and also inhibits bone resorption, Evenity®). According to surveys with osteoporosis practitioners including primary care, gynecology, endocrinology and rheumatology, we estimate that less than 15% of currently treated osteoporosis patients agree to or have access to injectable osteoanabolic treatment despite guideline recommendations, their efficacy versus the anti-resorptive drugs and the approval of lower cost injectable generics.

There are currently no FDA-approved oral anabolic treatments for osteoporosis. EB613 is positioned to potentially be the first, once daily osteoanabolic tablet treatment for women with high-risk post-menopausal osteoporosis.

Phase 1 Safety, PK and PD Data for Oral PTH(1-34) Tablet Programs

We have completed a comprehensive nonclinical and clinical package for EB613, including three Phase 1 studies and three Phase 2 clinical studies. In the clinical development program, EB613 has been administered collectively to a total of 270 subjects in Phase 1 (n = 117) and Phase 2 (n = 153) studies. EB613 was well-tolerated, and no new drug-related adverse events (AEs) were identified in the Phase 1 and Phase 2 studies, at doses of up to 9 mg daily.

EB613 Addresses the Treatment Gap in the Osteoporosis Patient Journey

~13M diagnosed with osteoporosis in the US, with ~40% treated

There is need for novel products with enhanced efficacy, tolerability, and ease of use – FDA (2025)*

Anti-Resorptive (~80% Rx)

1st Line Bisphosphonates

~60%

Oral, Highly Accessible

~50% discontinue within 12 month (due to AEs acid reflux), concerns over ONJ, AFF

RANK-Ligand Inhibitor (SC)

~20%

SC injection every 6 months

Rebound risk upon discontinuation, AFF

EB613

- **First PTH Anabolic Tablet**
  Facilitates earlier bone building intervention to prevent fractures
- **High Accessability to Patients and Clinicians**
  Primary Care, GYN, Endo, Rheum
- **Ease of Administration Critical**
  In a silent progressive asymptomatic disease patients strongly prefer oral tablets
- **Mitigated Risk**
  Addresses patients' fear of injections and AEs such as ONJ and AFF

Injectable Anabolic (<15% Rx)

PTH Receptor Agonist Forteo®, Tymlos®

~9%

Daily SC injection, Many HCPs do not have in-office resources to bill for injectable drugs

Anti-Sclerostin Evenity®

~6%

2 monthly "in-office" injections, CVD black box, Requires resources to buy and bill for and administer

*FDA Full Qualification Package Integrated Review, BMD as Validated Surrogate Endpoint for Post-Menopausal Women with Osteoporosis,, December 19 2025
AFF=Atypical Femoral Fracture; ONJ=Osteonecrosis of the jaw

14

Entera Bio

Across Phase 1 studies, the PK profile of EB613 has been characterized by a rapid increase in plasma PTH(1-34) levels, with peak concentrations of the drug observed within 30 minutes after dose and a rapid decline thereafter. The blood half-life of PTH(1-34) in humans is less than five minutes (see Forteo® USPI). Due to this very short elimination time and a short absorption phase, PTH(1-34) levels decrease below the limit of quantitation within two hours after drug administration. As a result, no drug accumulation is expected with once daily tablet dosing.

EB613 Phase 2 Study in Post-Menopausal Women with Low Bone Mass and Osteoporosis

This Phase 2 clinical trial of EB613 was a dose-ranging, placebo-controlled, double-blind study in 161 postmenopausal women with osteoporosis or low BMD conducted at four leading medical centers in Israel. The trial evaluated 0.5 mg to 2.5 mg daily tablets on BMD, pharmacodynamic bone markers, including P1NP and Osteocalcin-bone formation markers, CTX - a bone resorption marker, and various safety endpoints.

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

Bone Biomarkers (PD Effect)

The primary bone biomarker endpoint of the Phase 2 clinical study—change in P1NP at Month 3—was met. Statistically significant increases were observed in P1NP (key anabolic marker) at Month 1 (p<0.001), Month 2 (p<0.005) and Month 3 (p<0.05) for the 2.5 mg EB613 dose group. Similar to the increase in P1NP, a significant increase in Osteocalcin was also observed in the 2.5 mg group after 3 months (P <0.01). A statistically significant decrease also occurred in Serum CTX (marker of resorption) from baseline to Month 6 (p<0.01). The decrease in bone resorption (CTX) resulting from EB613 daily tablets indicates a potential dual mechanism of action for EB613 with preferential stimulation of ostoblastic activity over osteoblastic activity.

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

At 6 months of treatment, EB613 2.5mg produced comparable total hip BMD increases as those that have been reported for Forteo® at 6 months.

Furthermore, in a post hoc analysis using FDA-approved 3D-DXA, EB613 showed early effects on both trabecular and cortical bone of the proximal femur. The outcomes were comparable with those reported for Forteo and Tymlos on cortical bone indices at 6 months.

EB612: First Oral Long-Acting PTH(1-34) Peptide Tablet  for the Treatment of Hypoparathyroidism

Hypoparathyroidism is a rare condition in which the body either fails to produce sufficient PTH or the PTH produced lacks normal biologic activity. Individuals with a deficiency of parathyroid hormone may exhibit hypocalcemia and hyperphosphatemia. Hypocalcemia can cause weakness, muscle cramps, excessive nervousness, headaches and uncontrollable twitching and tetany. Hyperphosphatemia can result in soft tissue calcium deposition, which may lead to severe issues, including damage to the circulatory and central nervous systems. In contrast to osteoporosis, longer persistence of PTH in plasma is a desirable property for the treatment of hypoparathyroidism. Here, hormone replacement therapy is warranted.

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

An injectable form of full length human PTH (1-84) marketed under the name Natpara®, was approved for the treatment of hypoparathyroidism in 2015. However, it was recalled in 2019 due to a plastic particulate and was permanently phased out globally at the end of 2024. TransCon PTH, once-daily injectable, long-acting prodrug of parathyroid hormone (PTH(1-34)) developed by Ascendis Pharma A/S was FDA Approved in August 2023 and EU Approved in November 2023. Eneboparatide, once-daily injectable long-acting parathyroid hormone 1 (PTH1) receptor agonist, developed by Amolyt Pharma (acquired by AstraZeneca 2024) reported topline data that the primary endpoint for its Phase 3 study was met in March 2025. A long acting once weekly injectable PTH peptide prodrug (MBX2109) developed by MBX Biosciences, Inc. reported positive Phase 2 topline data in 2025. Finally, oral small molecule PTHR1 5(SEP786) developed by Septerna Inc, discontinued a Phase I trial in February 2025 due to safety and is expected to advance another small molecule into Phase 1 in 2026.

EB612

Our current product candidate for hypoparathyroidism, EB612, is the first oral long acting PTH(1-34) hormone replacement treatment developed in a tablet form. We believe that EB612 may have inherent advantages as compared to injectable and small molecule approaches in terms of potential superior safety and flexibility to provide more individualized treatment in this heterogeneous disease.

Phase 2a Clinical Trial

In 2015, we successfully completed a multicenter Phase 2a clinical trial of an older, multitablet formulation of EB612 in hypoparathyroidism patients. This study demonstrated the safety and tolerability of EB612 administered four times daily for 16 weeks to patients with hypoparathyroidism. In this study, patients were titrated up to a maximum of 12 EB612 0.75 mg tablets a day (total daily dose of 9 mg) according to each subject’s albumin-adjusted serum calcium (ACa), and supplement treatment regimen. Of the 19 enrolled patients, 17 completed the trial. No drug-related serious adverse events were reported and most of the adverse events were not considered study drug-related. The study achieved its primary and secondary endpoints, including a reduction in calcium supplements, reductions in serum phosphate and 24-hour urine calcium excretion, maintenance of ACa within the reference range, and an improvement in quality of life.

Planned Additional Clinical Development and Regulatory Pathway

We have since developed a new generation of EB612 based on new intellectual property of our N-Tab® platform, which we have designed to optimize its PK profile and the potential for reduced daily dosing. We initiated a PK study in May 2023, which tested various potential drug candidates based on our new platform, including several which could be developed for the treatment of hypoparathyroidism. In April 2024, we submitted pharmacokinetic (PK) and early PD Data from a Phase 1 study evaluating an unmodified PTH(1-34) peptide and a new generation of Entera’s N-Tab® platform to the Endocrine Society Annual Meeting (ENDO 2024). In June 2024, we presented Phase 1 clinical data at the ENDO 2024 Annual Meeting, supporting a BID (twice-daily) tablet dose to Phase 2 development in patients with hypoparathyroidism.

In December 2025, we announced new in vivo PK/PD data supporting the development of a proprietary LA-PTH analog utilizing our N-Tab® platform in partnership with OPKO. Preclinical findings demonstrated a markedly prolonged plasma half-life and sustained elevation of serum calcium levels for more than three days following administration of a single oral tablet, in contrast to unmodified PTH(1-34) controls, which showed no calcium response. These data support the development of a once-daily oral PTH tablet for patients with hypoparathyroidism.

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

Patent Rights

As of March 23, 2026, our global patent portfolio included issued patents and patent applications. We believe that the granted patents as well as certain of the pending claims contained in our patent applications, if issued in substantially the same form, would cover our proprietary platform (N-Tab®) and the candidates used in various pipeline programs as indicated in the table below.

In addition, during 2025 we further strengthened the patent protection for our EB612 and GLP1/Glucagon product candidates through the in-licensing of composition-of-matter patent applications from OPKO. The composition-of-matter patent applications relating to EB612 and GLP1/Glucagon are expected to expire in 2046 and 2045, respectively, not considering any patent term extensions that may be obtained.

Subject Mater	# Pending Applications	# Issued Patents	Geographical Scope	Nominal Patent Term
EB613	79	51	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2029 - 2044
EB612	73	44	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2029 - 2044
GLP-1/Glucagon	58	8	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2036 - 2044
GLP-2	57	8	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2036 - 2044
Platform (N-Tab®)	131	56	United States, Europe, Japan, China, Canada, Singapore, United Arab Emirates, Israel, Brazil, Mexico, South Africa, India, Australia, New Zealand, Russia, South Korea and Hong Kong	2029 - 2044

Issued patents and any patent that may issue from the pending patent applications are currently expected to expire by the Nominal Patent Term as noted in the above table, assuming national phase filings are timely effected. The nominal patent term does not include potential patent term extension and/or patent term adjustment when applicable.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the useful patent term lost, if any, during the FDA regulatory review process. However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product’s approval by the FDA. The patent term extension period is generally one-half the time between the effective date of the IND and the submission date of the NDA for the product, plus the time between the submission date of the NDA and the approval of the application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted within 60 days of regulatory approval of the approved drug and prior to the expiration of the patent. Only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Moreover, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. However, the length of any extension, if granted, could be less than we request. In December 2025 an opposition was filed by an anonymous entity against our European patent EP3256113 ('113 patent). The granted claims of the '113 patent are directed to an old-generation product that is not currently under development.

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

Commercialization Strategy

We hold global rights to our internally developed product candidate EB613 and intend to maximize the value of EB613 with strong partners that have the requisite commercial infrastructure to successfully launch a candidate that we believe has the potential for significant sales. In relation to EB612, under the terms of the A&R Collaboration Agreement, OPKO and Entera each hold 50% ownership interests in the program and development costs will be shared equally between the parties. Following the completion of the Phase 1 stage, we have the option to continue to fund our 50% share to maintain our pro-rata ownership interest in the program. Should we opt-out, we will retain a 15% ownership interest in the  program, while OPKO will retain 85% and be responsible for all ongoing development activities and funding of the program. In relation to EB618 (Oral GLP-1/Glucagon), under the terms of the A&R Collaboration Agreement, OPKO and Entera hold 60% and 40% pro-rata ownership interests, respectively, in the program and be responsible for 60% and 40% of the program’s development costs, respectively. Following the completion of the Phase 1 stage, we have the option to continue to fund our 40% share to maintain our pro-rata ownership interest in the program. Should we opt-out, we will retain a 15% ownership interest in the Oral OXM program, while OPKO will retain 85% and be responsible for all ongoing development activities and funding of the program. Our Oral GLP-2 program is governed by a 2023 MTA and Collaboration Agreement which we have shared responsibilities.

Competition

The medical and pharmaceutical industries in which we operate are highly competitive and subject to rapid and significant technological change and changes in practice. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology, and generic drug companies and academic and government institutions. We believe that the key competitive factors that will affect the development and commercial success of our product candidates are their efficacy, safety and tolerability profile, convenience in dosing, product labeling, price and availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories.

We expect that, if approved, our oral PTH product candidates for osteoporosis, hypoparathyroidism and other product candidates that we are developing for metabolic disorders and short bowel syndrome, would compete with a number of existing products. Furthermore, we believe that we face competition in relation to our oral drug delivery platform, N-Tab®, as we believe that other non-invasive medical drug delivery technologies, including alternative oral delivery systems as well as transdermal patches, are being developed by other parties. Many of our potential competitors have substantially greater financial, technical, commercial and human resources than we do and significantly more experience in the discovery, development and regulatory approvals of product candidates, and the commercialization of those products. Accordingly, our competitors may be more successful than us in obtaining FDA approval for product candidates and achieving widespread market acceptance. See “Item 1A.—Risk Factors—Risks Related to Commercialization of Our Product Candidates.”

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

The amount that must be repaid may be increased up to six times the amount of the grant received plus interest. The rate of royalties may be accelerated, and the royalty liability may increase (up to three times the amount of the grant amount and the interest) if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. As of December 31, 2025, the total royalty amount that would be payable by the Company to the IIA, before interest and payments as described above, is approximately $460 thousand. As of December 31, 2025, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply even following repayment to the IIA. These restrictions may impair our ability to outsource manufacturing, engage in change of control transactions or otherwise transfer our IIA-related “know-how” (in its meaning under the Research Law) in or outside of Israel, and may require us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. We may not receive the required approvals for any proposed transfer and, even if received, we may be required to pay the IIA a portion of the consideration that we receive upon any transfer of such technology to a non-Israeli entity up to 600% of the grant amounts and the interest. In addition, as disclosed under “Manufacturing”, we have signed a contract with a U.K.-based contract manufacturing organization to produce and supply tablets for trials performed worldwide. We believe that, because production is not being done for commercial purposes, the entry into the production agreement in the U.K. will not affect the royalty rates to be paid to the IIA. Should it turn out that this position is not acceptable to the IIA, the maximum royalties to be paid to the IIA will be three times the amount of the grants and the interest. In addition, any change of control and any change of ownership of our Ordinary Shares that would cause a non-Israeli citizen or resident to become an interested party as defined in the Research Law (which includes any person who holds 5% or more of our outstanding shares) requires written notice to the IIA. Such a non-Israeli interested party is required to sign an undertaking towards the IIA in which it undertakes to comply with the Research Law. Notice or undertaking to the IIA may not be required with  respect to the purchase of Ordinary Shares in standard acquisition or market purchases following an initial public offering (IPO) that was approved by the IIA. If we fail to comply with the Research Law, we may be forced to return the grants and/or be subject to other payments to the IIA, monetary fines and/or criminal charges.

OPKO Collaboration and License Agreements

2023 Collaboration Agreement

In September 2023, we entered into the 2023 Collaboration Agreement with OPKO Biologics. Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet candidates using our proprietary N-Tab® platform. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

2025 Collaboration Agreement

In March 2025, we entered into the 2025 Collaboration Agreement with OPKO and OPKO Biologics to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s proprietary long-acting oxyntomodulin (OXM, dual targeted GLP-1/Glucagon  agonist, OPK-88006) analog and Entera’s proprietary N-Tab® technology.

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

In connection with the execution of the 2025 Collaboration Agreement, we issued and sold to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, the proceeds of which we have agreed to use solely to fund our development cost obligations under the 2025 Collaboration Agreement, subject to the expiration or termination of the agreement.

A&R Collaboration Agreement

In February 2026, we entered into an amended and restated collaboration agreement with OPKO (the “A&R Collaboration Agreement) which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily LA-PTH for the treatment of hypoparathyroidism and other indications in addition to the original oral dual agonist GLP-1/glucagon peptide program. Development costs incurred by the parties with respect to the development of the LA-PTH program will be shared equally between the Company and OPKO.

Oramed Patent Transfer Agreement

In 2011, we entered into a patent transfer agreement with Oramed Ltd. (“Oramed”), which we refer to as the Patent Transfer Agreement, pursuant to which Oramed assigned to us all of its rights, title and interest in the patent rights Oramed licensed to us when we were originally organized, subject to a worldwide, royalty-free, exclusive, irrevocable, perpetual and sub-licensable license granted to Oramed under the assigned patent rights to develop, manufacture and commercialize products or otherwise exploit such patent rights in the fields of diabetes and influenza. Additionally, we agreed not to engage, directly or indirectly, in any activities in the fields of diabetes and influenza that involve the use of, or utilize, the patents underlying the Patent Transfer Agreement. Under the terms of the Patent Transfer Agreement, we agreed to pay Oramed royalties equal to 3% of our net revenues generated, directly or indirectly, from our exploitation of the assigned patent rights, including the sale, lease or transfer of the assigned patent rights or sales of products or services covered by the assigned patent rights. On March 27, 2025, we entered into a Novation Agreement with Oramed, and Oramed NewCo Inc. ("Oramed NewCo") pursuant to which Oramed NewCo replaced Oramed as a party to the Patent Transfer Agreement. Under the Novation Agreement, Oramed NewCo assumed all of Oramed's rights and obligations under the Patent Transfer Agreement accruing on or after the effective date, Oramed was released from any obligations and liabilities owed to us under the Patent Transfer Agreement accruing or arising after such date, and we were released from any obligations and liabilities owed to Oramed accruing or arising after such date. All other provisions of the Patent Transfer Agreement remain in full force and effect.

Manufacturing

We do not own or operate facilities for large scale product manufacturing, storage and distribution, or testing, nor do we expect to in the future. Our current facility is limited to small-mid scale manufacturing, storage and distribution of materials and oral drug formulations for early stage clinical studies. Our facility has ISO:9001:2015 quality management systems accreditation from The Standards Institution of Israel for the production and development of functional excipients and oral drug formulations to be used in clinical trials. The facility includes a dedicated Class D clean room for tablet production and a dedicated chemical synthesis room designed to meet ISO 8 specifications.

In addition, we have agreements with contract manufacturing organizations, to produce and supply tablets for clinical trials performed worldwide, including formulation and production of the final drug, packaging, storage and distribution. The manufacturers’ facilities are FDA/EMA inspected-GMP sites and we expect future clinical studies as well as the potential commercial supply, if approved, will be provided by the same subcontractors. These agreements are not exclusive and we may enter into additional contracts. Our research and development team supports the manufacturing activities and develops/optimizes analytical methods used by the contract manufacturer in order to meet regulatory requirements for our clinical trials. Various materials included in the drug formulation and materials procured for the chemical synthesis are commercially available from various accredited suppliers. We do not have supply contracts with all such vendors and are not bound to any specific vendor at this point in time.  However, it is our intention to complete such contracts in anticipation of commercial manufacturing activities, so that if approved, we will have such contracts in place.

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

•
Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans. For some products for severe or life-threatening diseases, especially if the product may be too toxic to administer to healthy humans, the initial clinical trials may be conducted in individuals having a specific disease for which use the tested product is indicated

•
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

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

Centralized Procedure

The centralized procedure enables applicants to obtain a marketing authorization that is valid in all EU member states based on a single application. Certain medicinal products, including products developed by means of biotechnological processes must undergo the centralized authorization procedure for marketing authorization, which, if granted by the European Commission, based on the opinion of the EMA, is automatically valid in all EU member states. Sponsors may elect to file an MAA through the centralize procedures for other classes of products.

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

Clinical Testing in Israel

In order to conduct clinical trials on humans in Israel, prior authorization must be obtained from the medical director of the institution (i.e., the Director of Hospital) in which the clinical trials are scheduled to be conducted. All clinical trials must first be approved by the Institutional Review Board / Independent Ethics Committee which may request additional prior approval from the Israeli Ministry of Health (“IMOH”), as required under the Guidelines for Clinical Trials in Human Subjects implemented pursuant to the Israeli Public Health Regulations (Clinical Trials in Human Subjects), 5740-1980, as amended from time to time (referred to as “The Israeli Public Health Regulations”). Pursuant to the Israeli Public Health Regulations, such authorization generally cannot be granted unless, among other things, the relevant institutions’ ethics committee has provided its prior approval of the testing and that the trial complies with the standards set forth by the Declaration of Helsinki.

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

•
the Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal health care beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.  These penalties include monetary fines ranging from $2,670 and $127,973 per violation and exclusion from participation in a federal health care program such as Medicare and Medicaid, meaning that items and services provided by excluded entities are not directly or separately billable to federal health care programs.

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

•
the Physician Payments Sunshine Act, created under the Patient Protection Affordable Care Act (the Affordable Care Act), and its implementing regulations, which require specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians. All such reported information is publicly available;

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

Moreover, recently there has been heightened governmental scrutiny over the way manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on August 16, 2022, Congress enacted the Inflation Reduction Act allowing CMS to negotiate directly with drug manufacturers to lower the price of some of the costliest drugs under the Medicare program, as well as requiring drug manufacturers to provide Medicare with a rebate if the price of drugs increases faster than the rate of inflation.  In 2025, HHS began implementation of “Most Favored Nation” drug pricing by setting the Medicare price of single-source brand drugs without generic or biosimilar competition to the lowest price available in wealthy countries with aper capita GDP of at least 60% of that in the United States.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

On September 9, 2025, the FDA began requiring pharmaceutical advertisements to include full safety warnings during direct-to-consumer advertisements, instead of footnoting such information.  Additionally, the FDA expanded its oversight on social medial promotional activities, including influencer partnerships, algorithm-driven targeted advertising, and AI-generated health content, to ensure compliance with the FDA’s advertisement requirements.  The FDA has indicated it will begin enforcement actions for any advertisement violations.

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

Employees

As of December 31, 2025, we had a total of 22 employees, of whom 20 are full-time employees all based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom and Europe. The distribution of our full-time employees according to main areas of activity is set forth in the following table:

Employees
Area of Activity:
Research and Development	17
General and Administrative	3
Total	20

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

We have incurred net losses in each year since our inception, including net losses of $11.4 million in 2025 and $9.5 million in 2024. As of December 31, 2025, we had an accumulated deficit of $125.4 million. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and potentially seek regulatory approval for EB613 and EB612, as well as our collaboration with OPKO related to OXM and GLP-2. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our ongoing operations through the middle of the third quarter of 2026, excluding the initiation of the Phase 3 study for EB613 in osteoporosis. Our ability to commence the Phase 3 study of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

The Company regularly evaluates market conditions, its liquidity profile and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to or through other strategic initiatives. Since inception we have not derived any significant income from our activities and incurred an accumulated deficit and negative cash flows from operating activities. We believe our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026 without additional funding; however, as a result of recurring losses, substantial doubt exists about the Company’s  ability to continue as a going concern for a period of at least twelve months form the date of this Annual Report. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development and potential commercialization of EB613 or any other product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to enter into strategic partnerships or less dilutive funding agreements or our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and operating assets and liabilities.

Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has raised substantial doubt as to our ability to continue as a going concern.

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit in the amount of $125.4 million as of December 31, 2025 and negative cash flows from operating activities. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited consolidated financial statements. As of March 23, 2026, we had cash and cash equivalents of approximately $12.6 million, of which $7.8 million is designated solely to fund our development cost obligations under the collaboration agreement with OPKO. Given our current plans, we anticipate that our existing cash and cash equivalents will be sufficient to fund our ongoing operations through the middle of the third quarter of 2026, excluding the initiation of the Phase 3 study for EB613 in osteoporosis. Our ability to commence the Phase 3 study of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each product candidate. As such, our internal resources are currently focused on the development of EB613 and further development of our N-Tab® platform. We entered into the 2025 Collaboration Agreement with OPKO in relation to our Oral GLP-1/Glucagon. Under the terms of the agreement, OPKO and Entera will hold 60% and 40% pro-rata ownership interests, respectively, in the program and be responsible for 60% and 40% of the program’s development costs, respectively. Following the completion of the Phase 1 stage, we have the option to continue to fund our 40% share to maintain our pro-rata ownership interest of the program, or we may opt-out. Should we opt-out, we will retain a 15% ownership interest in the Oral OXM program, while OPKO would retain 85% and be responsible for all ongoing development activities and funding of the program. In February 2026, we entered into the A&R Collaboration Agreement, which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily long acting PTH tablet (“LA-PTH”) for the treatment of hypoparathyroidism and other indications. Development costs incurred by the parties with respect to the development of the LA-PTH program will be shared equally between the Company and OPKO. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular compounds, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our current or potential decisions to delay, terminate or collaborate with third parties with respect to certain product development programs may also be sub-optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, our business, financial condition and results of operations could be materially adversely affected.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently planning and preparing to initiate a phase 3 study for our most advanced product candidate, EB613, following the FDA’s feedback on our phase 3 protocol submission. Developing therapeutics, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to complete research and development, clinical trials, file with the regulatory agencies, including the FDA and EMA, secure commercial manufacturing supply for and commercialize our product candidates. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

•
the costs associated with obtaining, maintaining, expanding, defending and enforcing the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights

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

Many of these factors are outside of our control. Given our current plans, we believe that we will be able to fund our ongoing operations through the middle of the third quarter of 2026, excluding the initiation of the Phase 3 study for EB613 in osteoporosis. Our existing cash and cash equivalents will not be sufficient to obtain regulatory approval for any of our product candidates. Accordingly, we continue to require substantial additional capital. In order to fund our future capital needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, including strategic partnerships, or both, in order to continue operations. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay the initiation of core activities, curtail or cease operations.

We have a limited operating history and no history of late stage clinical studies and commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability and making an investment in our Ordinary Shares unsuitable for many investors.

We began operations in 2010. Our operations to date have been limited to developing our N-Tab® platform, pre-clinical and early clinical development of our product candidates, expanding our intellectual property portfolio, financing and staffing our company. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We are a clinical-stage company focused on the development of oral peptide and protein replacement therapies to treat unmet medical needs. We commenced operations in 2010 and have a limited operating history. Since inception, we have devoted substantially all of our resources to the development of our N-Tab® platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any revenues from any product sales. If any of our current or future product candidates fails in clinical trials or preclinical development, or does not gain regulatory approval, or if our product candidates following regulatory approval, if any, do not achieve market acceptance, we may never become profitable or sustain profitability.

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

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenues. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, completing pre-clinical and clinical trials for such product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we may obtain regulatory approval. We may never succeed in these activities and, even if we do, we may never generate revenue from product sales or strategic alliances that is significant enough to achieve profitability. Our ability to generate future revenue and value from product sales depends heavily on our success in many areas, including but not limited to:

•
the completion of future development efforts for EB613 for osteoporosis and EB612 for hypoparathyroidism, other oral peptides for obesity, metabolic disorders and gastrointestinal rare diseases, or any other product candidates;

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

Successful and timely completion of clinical trials will require that we enroll enough volunteers in early studies, or patients with a specific disease in later trials. Trials may be subject to delays as a result of enrollment taking longer than anticipated or subject withdrawal. Enrollment depends on many factors, including the size and nature of the patient population, eligibility criteria for the trial, the proximity of patients to clinical sites, the design of the clinical protocol, the number of competing clinical trials, the availability of drugs approved for the indication the clinical trial is investigating, and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies. Our most advanced program, EB613 may compete with marketed drugs, such as Prolia®, bisphosphonates, Forteo®, Tymlos®, Evenity®, and osteoanabolic drugs in clinical development for osteoporosis such as Angitia’s AGA2118; the EB612 program may compete with marketed drugs of hypoparathyroidism such as TransCon™ PTH and those in clinical development such as Eneboparatide and MBX2109. Our Oral GLP-2 program will compete with Gattex™, the only approved GLP-2 treatment for short bowel syndrome and experimental GLP-2 injectables such as Zealand’s glepaglutide (FDA CRL 12/24) and Vectiv/ Ironwood’s apraglutide (FDA has required another phase 3 trial 04/25)). Our Oral GLP-1/Glucagon program may compete with approved GLP-1 injectables, Wegovy pill, and experimental incretin targeted injectables and oral small molecules and potential oral peptide candidates in the metabolic indications we pursue. These factors may make it difficult for us to enroll enough subjects to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down development of our product candidates and any potential approvals and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not be successful in our efforts to use and expand our N-Tab® platform, to other product candidates.

An element of our strategy is to combine our N-Tab® platform with a variety of peptides and therapeutic proteins to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of different types of diseases.

Our initial product candidates combine our oral platform, N-Tab®, with PTH(1-34), a hormone that has been used in injectable form for over 20 years for the treatment of osteoporosis. Our business is substantially dependent on our ability to complete the development of, obtain regulatory approval for, and successfully commercialize our oral PTH product candidates in a timely manner. If we are not successful in obtaining regulatory approval for them or successfully commercialize them, our business and prospects may be severely limited.

Even if we are successful in expanding our technology platform to other peptides for other indications as we have to GLP-1/Glucagon and GLP-2, the potential product candidates that we identify may not be suitable for clinical development, to the extent they are shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. We may never successfully develop or commercialize our technology with other peptides, which could limit our business and prospects.

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

In conjunction with the addition of these employees and senior members of management, we intend to grow our company. Due to our limited financial resources and the limited size of our management team, it is possible that our management, finance, development personnel, systems, and facilities currently in place may not be adequate to support this future growth. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our strategy. Our future financial performance and our ability to develop our product candidates and compete effectively with others in our industry will depend, in part, on our ability to effectively manage any future growth. In addition, pursuant to both Israeli law and Nasdaq rules, we have appointed independent directors, which may result in a change in the company’s direction over time.

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

As with many innovations, artificial intelligence (or “AI”) presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing or maintenance of such systems or software. AI development or deployment practices by us or third-party providers could increase vulnerability to cybersecurity risks and require additional resources to implement heightened cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

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

During 2023, record levels of inflation resulted in significant volatility and disruptions in the global economy. In response to rising inflation, central banks in the markets in which we operate, including the United States Federal Reserve, have tightened their monetary policies and raised interest rates, and such measures may continue if there is a period of sustained heightened inflation. Higher interest rates and volatility in financial markets could lead to additional economic uncertainty or recession. Increased inflation rates have increased our and our suppliers’ operating costs, including labor costs, raw materials costs, manufacturing costs, freight costs and R&D costs. In addition to rising inflation, the global economy has also been impacted by fluctuating foreign exchange rates and geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and the regional conflicts throughout the Middle East, which may contribute to rising energy costs and disruptions to the global supply chain. To the extent we experience any supply chain disruptions, we could experience delays in our R&D and clinical initiatives. As we have substantial international operations, fluctuations in exchange rates between the currencies in which we operate could increase our operating costs and adversely affect our results of operations and cash flows. The duration and extent of such macroeconomic developments are uncertain and we cannot accurately predict whether we will be able to effectively and timely mitigate their impact on our business.

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

Each of our oral peptide candidates, including EB613 and EB612 for hypoparathyroidism or other oral peptides for obesity, metabolic disorders and gastrointestinal rare diseases, are still in clinical development and face a variety of risks and uncertainties, including the following:

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

If we are unsuccessful in dealing with any of these risks, or if we or a potential partner are unable to successfully commercialize our oral PTH, LA-PTH, GLP-1/Glucagon , GLP-2 or any other product candidate we may develop in the future, it would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

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

EB613 completed a six-month placebo-controlled Phase 2 double-blind, dose-ranging trial in 2021. In December 2021, we held an end-of-Phase 2 meeting with the FDA to review the six-month phase 2 results and a proposed Head-to-Head Non-Inferiority Phase 3 study protocol vs. Forteo®, our nonclinical and clinical development plan and the use of BMD, rather than fracture incidence, as the primary endpoint to support an NDA. Following our End of Phase 2 Meeting with the FDA and pursuant to the FDA’s concern that a Head-to-Head study phase 3 design may not be favorable to support an NDA for EB613, we redesigned the pivotal phase 3 study for EB613 based on the FDA’s suggestion to explore a placebo-controlled trial. A Type C meeting with the FDA in relation to Entera’s proposed Phase 3 registrational study was held in the second half of 2022 and in October 2022, the Company concluded its Type C meeting and the FDA agreed that a single Phase 3 placebo-controlled study could support an NDA submission of EB613. The FDA also agreed that Total BMD could serve as the primary endpoint of the registrational study in post-menopausal osteoporosis patients. In February 2023, we announced that a Type D meeting had been accepted by the FDA. The objective of the Type D meeting review was to confirm that the protocol fully meets FDA’s expectations, including the analysis of the primary endpoint and the population PK evaluations to serve as the Scientific Bridge to Forteo, ahead of potential initiation of the Phase 3 study. On April 3, 2023, we reported that the FDA would not be opposed to Entera initiating the Phase 3 study under the proposed FNIH BQP SABRE BMD pathway and that the Company’s proposed PK sampling scheme seemed reasonable. On the same day, we announced that we planned to continue our dialogue with the FDA and await the final qualification of the SABRE qualification and FDA’s guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613 which has since been obtained in December 2025.

On July 28, 2025, we announced that in a written response to a Type A meeting request, the FDA agreed with our proposal that the NDA filing for EB613 would be supported by a single multinational, randomized, double-blind, placebo-controlled, 24-month phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint. In December 2025, the FDA broad qualification of total hip bone mineral density (BMD) as a validated efficacy regulatory endpoint for novel drugs in development for post-menopausal women at risk for osteoporotic fracture.

In February 2026, we submitted a clinical amendment to the FDA providing a streamlined Phase 3 protocol, statistical analysis plan (SAP), and open-label extension synopsis to the IND 505(b)(2) submission. We anticipate FDA feedback within 60 days.

In addition, with respect to EB612, in December 2025, we announced new in vivo PK/PD data supporting the development of a proprietary long-acting PTH (LA-PTH) analog utilizing our N-Tab® platform. These data support the development of a once-daily oral PTH tablet for patients with hypoparathyroidism. Following the results, we expanded our collaboration with OPKO to jointly advance this LA-PTH program. We intend to accelerate development and currently expect to submit an IND application to the FDA in late 2026.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In 2011, the U.S. Congress enacted the Budget Control Act of 2011, or the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 absent additional congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on August 16, 2022, Congress enacted the Inflation Reduction Act allowing CMS to negotiate directly with drug manufacturers to lower the price of some of the costliest drugs under the Medicare program, as well as requiring drug manufacturers to provide Medicare with a rebate if the price of drugs increases faster than the rate of inflation. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

There have been changes and modifications to certain aspects of the ACA, and we expect such changes and modifications to continue. In 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act, or the 2017 Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA to close the coverage gap in most Medicare drug plans. In July 2018, CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation, regarding the method CMS uses to determine this risk adjustment. Changes and modifications to the ACA are likely to continue, with unpredictable and uncertain results.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. On September 24, 2020, the FDA released a final rule providing guidance for states to build and submit importation plans for drugs from Canada. In 2025, HHS began implementation of “Most Favored Nation” drug pricing by setting the Medicare price of single-source brand drugs without generic or biosimilar competition to the lowest price available in wealthy countries with aper capita GDP of at least 60% of that in the United States.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On November 20, 2020, the HHS Office of Inspector General finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, the HHS Office of Inspector General added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others, yet removed safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. On September 9, 2025, the FDA began requiring pharmaceutical advertisements to include full safety warnings during direct-to-consumer advertisements, instead of footnoting such information. Additionally, the FDA expanded its oversight on social medial promotional activities, including influencer partnerships, algorithm-driven targeted advertising, and AI-generated health content, to ensure compliance with the FDA’s advertisement requirements. The FDA has indicated it will begin enforcement actions for any advertisement violations. Any adopted health reform measure could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

•
the Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal health care beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.  These penalties include monetary fines ranging from $2,670 and $127,973 per violation and exclusion from participation in a federal health care program such as Medicare and Medicaid, meaning that items and services provided by excluded entities are not directly or separately billable to federal health care programs;

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

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our technology, drug candidates, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from many different sources, including large pharmaceutical, specialty pharmaceutical, biotechnology and generic drug companies and academic and government institutions. These organizations may have significantly greater resources than we do and conduct similar research, seek and obtain patent protection that may impact our freedom to operate and establish collaborative arrangements for research, development, manufacturing and marketing of products that compete with our product candidates. We believe that the key competitive factors that will affect the development and commercial success of our product candidates, are efficacy, safety and tolerability profile, convenience in dosing, product labeling, price and availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated if our competitors have products that are better in one or more of these categories. Furthermore, our competitors may, among other things, develop and commercialize products that are safer, more effective, less expensive, or more convenient or easier to administer, obtain quicker regulatory approval, establish superior proprietary positions, have access to more manufacturing capacity, implement more effective approaches to sales and marketing, or form more advantageous strategic alliances.

Our primary innovation is our development of our N-Tab® platform which enables us to develop peptides and therapeutic protein replacement therapies in tablet form. If another company develops an alternative technology for oral delivery of such molecules in small tablet form that is equal to or better than our technology, we may be unable to compete.

The osteoporosis market is already served by a variety of competing products. Many of these existing products have achieved widespread acceptance among physicians, patients and payors for the treatment of osteoporosis. We anticipate that our product candidate EB613, if approved, will compete with other osteoanabolic drugs such as daily subcutaneous Forteo®, generic teriparatide daily subcutaneous injections, daily subcutaneous injectable Tymlos® and EVENITY® which requires monthly injections, and the rest of the pharmacological treatments for osteoporosis which include anti-resorptive agents such as the bisphosphonates and Prolia®. Many of these products are available on a generic basis, and EB613 may not demonstrate sufficient additional clinical benefits to physicians and patients or be priced adequately to support reimbursement. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products. Furthermore, our competitors in this market are large pharmaceutical companies and the alternatives have been on the market for many years and have widespread market acceptance. We anticipate our EB612 program to compete with marketed drugs for the treatment of hypoparathyroidism such as TransCon™ PTH and those in clinical development for hypoparathyroidism such as Eneboparatide and MBX2109. Our Oral GLP-2 Program will compete with Gattex™, the only approved GLP-2 treatment for short bowel syndrome and experimental GLP-2 injectables such as Zealand’s glepaglutide (FDA CRL 12/24) and Vectiv/ Ironwood’s apraglutide (FDA demanded another phase 3 trial 04/25). Our Oral GLP-1/Glucagon program may compete with approved GLP-1 injectables, Wegovy pill and many experimental incretin targeted injectables, oral peptide candidates and oral small molecules developed for metabolic indications.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Currently we have no products that have been approved for commercial sale ; however, the current and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

We anticipate continuing our engagement of third parties to provide our clinical supply as we advance our product candidates into and through clinical development. We expect in the future to use third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacture. We entered into long-term supply agreements with several manufacturers for commercial supplies. Additionally, the facilities to manufacture our product candidates must be the subject of a satisfactory inspection before the FDA, the EMA or other regulatory authorities approve an NDA or grant a marketing authorization for the product candidate manufactured at that facility. We will depend on these third-party manufacturers for compliance with the FDA’s and EMA’s requirements for the manufacture of our finished products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMPs. If our manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA, European Commission and other regulatory authorities’ cGMP requirements, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved, and may subject us to recalls or enforcement action for products already on the market.

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

Our success depends in large part on our ability to obtain and maintain protection with respect to our intellectual property and proprietary technology. Our product candidates utilize our proprietary N-Tab® platform and know-how relating to the development of oral peptides and oral protein replacement therapies in tablet form. We seek to protect our proprietary position by filing patent applications in the United States and certain foreign jurisdictions relating to our product candidates and technologies that are important to our business. This process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. If we do not adequately obtain, maintain, protect and enforce our proprietary rights in our technologies, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our business and our ability to achieve profitability.

We have limited patent protection with respect to our product candidates and technologies. Our global patent portfolio includes issued patents and patent applications. We believe that the granted patents as well as certain of the pending claims contained in our patent applications, if issued in substantially the same form, would cover our proprietary technology platform (N-Tab®) and the formulations used in various pipeline programs through 2046 not including patent term extensions and patent term adjustments. However, we cannot be certain that patents will be issued or granted with respect to any of our pending or future patent applications, or that issued or granted patents will not later be found to be invalid or unenforceable. The patent position of pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably, and can change. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in pharmaceutical or biotechnology patents. Even if our pending patent applications issue as patents, such patents may not cover our product candidates in the United States or in other countries. Accordingly, we cannot predict whether additional patents protecting our technology will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue will have claims of adequate scope to provide us with a competitive advantage.

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

Competitors or other third parties may infringe or otherwise violate our patents, trademarks, copyrights or other intellectual property rights. To counter infringement or other violations, we may be required to file claims, which can be expensive and time consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review and inter partes review proceedings and equivalent proceedings in foreign jurisdictions such as opposition proceedings. If third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention for patent applications filed with an effective filing date, or claiming priority to an application with a filing date, before March 16, 2013, or in derivation proceedings to determine inventorship for patent applications claiming priority to an application with a filing date after such date. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or provide us with any competitive advantage.

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

The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable. There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally, and these lawsuits can be very time consuming and costly. If we are sued for patent infringement by a patent owner, the patent owner would need to demonstrate that our products or methods infringe the patent claims of the relevant patent. We may need to defend ourselves against such an infringement action, and/or demonstrate that the patent claims are invalid, and we may not be successful in doing so. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in defending these proceedings, which could have a material adverse effect on our business.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve both technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, in 2013, the United States enacted wide-ranging patent reform legislation, which includes provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first to invent” system to a “first inventor to file” system. The United States may enact other patent reforms in the future. It is not clear what, if any, impact such past or potential future legislation will have on the operation of our business. Additionally, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on legislation by the U.S. government, decisions by the federal courts, and interpretations/implementation by the USPTO, the laws and regulations governing patents could change in unpredictable ways that could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any U.S. patents that may issue to us in the future, all of which could have a material adverse effect on our business and financial condition.

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

We currently have relationships with different consultants who perform research and development activities for us and who are not employed by us , and we may enter into additional relationships of such nature in the future. We have limited control over the activities of these consultants and can expect only limited amounts of their time to be dedicated to our activities. These persons may have consulting, employment or advisory arrangements with other entities that may conflict with or compete with their obligations to us. We typically require our consultants to sign agreements that require such consultants to treat our proprietary information and results of studies as confidential. However, in connection with each such relationship, we may not be able to maintain the confidentiality of our technology, the dissemination of which could hurt our competitive position and results of operations. To the extent that our scientific consultants develop inventions or processes independently that may be applicable to our product candidates, disputes may arise as to the ownership of the proprietary rights to such information, and we may expend significant resources in such disputes and we may not win those disputes.

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

We are currently in the process of registering the trademark N-Tab® for our oral platform, globally. As of March 23, 2026, N-Tab® is registered in Israel and pending in the United States, Europe, Great Britain, Norway, China and Australia. In the future, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential collaborators or customers in our markets of interest. Any unauthorized use of these trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

The price of securities for publicly traded emerging biopharmaceutical and drug discovery and development companies has been highly volatile and is likely to remain highly volatile in the future. The market price of our Ordinary Shares on Nasdaq may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	our clinical trial results and the timing of the release of such results;

•	the amount of our cash resources and our ability to obtain additional funding;

•	the announcement of research activities, business developments, technological innovations or new products, or acquisitions or expansion plans by us or our competitors;

•	the success or failure of our research and development projects or those of our competitors;

•	our entering into or terminating strategic relationships;

•	changes in laws or government regulation;

•	actual or anticipated fluctuations in our and our competitors’ results of operations and financial condition;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products and plans for clinical development;

•	the departure of our key personnel;

•	disputes related to intellectual property and proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	our sale, or the sale by our significant shareholders, of Ordinary Shares or other securities in the future;

•	public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•	market conditions in our industry and changes in estimates of the future size and growth rate of our markets;

•	market acceptance of our products;

•	the mix of products that we sell and related services that we provide;

•	the success or failure of our licensees to develop, obtain approval for and commercialize our licensed products, for which we are entitled to contingent payments and royalties;

•	the publication of the results of preclinical or clinical trials for EB613, EB612 or any other oral peptide product candidates we may develop, including the programs we are developing with OPKO;

•	the failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	variances in our financial performance from the expectations of market analysts;

•	the limited trading volume of our Ordinary Shares; and

•	general economic and market conditions, including factors unrelated to our industry or operating performance, such as political and economic instability in the Middle East.

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

We qualify as a “smaller reporting company,” and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we qualify as a “non-accelerated filer,” and we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not non-accelerated filers, including the auditor attestation requirements of Section 404.

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

We are required to disclose changes made in our internal controls and procedures and our management is required to assess the effectiveness of these controls annually. However, as long as we are a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

These restrictions may impair our ability to sell our technology assets or to perform or outsource manufacturing outside of Israel, engage in change of control transactions or otherwise transfer our IIA-related know-how outside of Israel and may require us to obtain the approval of the IIA for certain actions and transactions and pay additional royalties and other amounts to the IIA. In addition, any change of control and any change of ownership of our Ordinary Shares that would make a non-Israeli citizen or resident an interested party, as defined in the Israeli Securities Law, 5728-1968, as amended, requires written notice to the IIA, and our failure to comply with this requirement could result in monetary fines. Such non-Israeli interested parties, which include 5% shareholders and shareholders who have the right to appoint a director to the Board, are required to sign an undertaking towards the IIA in which they would undertake to comply with the Research Law. Notice or undertaking to the IIA may not be required in respect of purchase of Ordinary Shares in standard acquisition or market purchases following an IPO that was approved by the IIA.

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

Our principal research facilities are located in Israel. In addition, most of our key employees, officers and two directors are residents of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran.

On October 7, 2023, thousands of Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of lethal attacks on Israeli civilians and some military targets. Hamas also launched extensive rocket attacks on the Israeli civilian population and industrial centers located along Israel’s border with the Gaza Strip and across the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped over 250 Israeli civilians and soldiers. Following the attack, Israel’s security cabinet commenced a counter-offense military campaign against Hamas in Gaza. Since the onset of these events, hostilities have persisted across Israel, along Israel’s northern border with Lebanon, primarily involving the Hezbollah terror organization, as well as other extremist groups in the region, including the Houthis in Yemen and various militia groups in Syria and Iraq. Israel has conducted multiple targeted strikes against these terror organizations.

In addition, since April 2024, Israel has experienced direct attacks from Iran, involving hundreds of drones and ballistic missiles launched towards mostly densely populated civilian towns across Israel and some military bases, threatening continued aggression while also exerting considerable influence over regional militia groups encouraging them to launch attacks against Israel. The Israeli defense systems, aided by international allies, successfully intercepted the majority of the ballistic missile attacks, minimizing physical damage and casualties. Additionally, since October 2023, the Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel. Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the Middle East, affecting Israel’s political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists. In October 2024, Israel initiated both air and ground operations against Hezbollah in Lebanon, culminating in a ceasefire agreement between Israel and Lebanon on November 27, 2024, the results of which remain uncertain. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, a ceasefire had been reached. Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas.

On February 28, 2026, following the breakdown of diplomatic efforts and heightened regional tensions, the United States and Israel conducted a series of preemptive strikes targeting Iranian military infrastructure and strategic assets. Immediately thereafter, Iran launched extensive retaliatory ballistic missile and drone attacks against multiple locations across Israel, including central and southern population centers, critical infrastructure facilities and military installations. On March 2, 2026, Hezbollah resumed hostilities, ending the November 2024 ceasefire, by launching projectiles into northern Israel, prompting Israeli airstrikes in Lebanon targeting Hezbollah operatives and assets. Since the outbreak of these hostilities, Israel has implemented nationwide emergency measures, including restrictions on public gatherings and large-scale reserve duty call-ups affecting the civilian workforce.

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

Additionally, political uprisings, social unrest and violence in various other countries in the Middle East, including Israel’s neighboring countries Syria, Lebanon, Egypt and Jordan, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for a broader regional armed conflict. Since February 2026, there has been a significant escalation in hostilities involving the U.S., Israel, Iran and several other countries in the middle east, including direct military exchanges. These developments have increased regional instability and may further escalate into more severe and prolonged hostilities, which could affect Israel and us. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. Although such hostilities did not have a material adverse impact on our business in the past, we cannot guarantee that hostilities will not be renewed and have such an effect in the future. These or other Israeli political or economic factors could harm our operations and product development. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. In light of the intensity of the ongoing Israel-Hamas War, the escalation of Hezbollah’s and Iran’s attack of Israeli civilian and military sites, in September 2024, the international rating agency Moody’s downgraded Israel’s credit rating from ‘A2’ to ‘Baa1’, reflecting heightened geopolitical risks. In July 2025, this downgrade was affirmed by Moody's. On November 7, 2025, S&P Global Ratings affirmed Israel’s credit ratings as ‘A’ after lowering from ‘A+’ on October 1, 2025, and updated the outlook from negative to stable. In January 2026, Moody's affirmed Israel’s sovereign rating at “Baa1” but changed the outlook from “negative” to “stable”. This credit rating, as well as the ongoing war and conflicts described above, could make it more difficult for us to raise capital, if needed, and negatively influence the market price of our Ordinary Shares. We could experience disruptions if acts associated with such conflicts result in any serious damage to our facilities.

Our operations may be disrupted by the obligations of personnel to perform military service.

Our employees in Israel, including executive officers, generally, may be called upon to perform military reserve duty until they generally reach the age of 40 or 45 (or older in some cases, depending on rank, the nature of the service, and other factors). In response to the Hamas attack on October 7, 2023, and the following hostilities, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. To date, several employees were called for duty, and it is possible that there will be further or longer military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, which may materially adversely affect our operations, business and results of operations. Our operations could also be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service in connection with other military and security matters.

Our business is subject to currency exchange risk and fluctuations between the U.S. dollar and other currencies may negatively affect our earnings and results of operations.

The U.S. dollar is both our functional and reporting currency. As a result, our results of operations may be adversely affected by exchange rate fluctuations between the U.S. dollar and the NIS. A significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, inflation in Israel will have the effect of increasing the cost of our operations in Israel unless it is offset on a timely basis by a devaluation of the NIS relative to the U.S. dollar. In addition, if the value of the U.S. dollar decreases against the NIS, our earnings may be negatively impacted. Moreover, exchange rate fluctuations in currency exchange rates in countries other than Israel where we operate, perform our clinical trials or conduct business may also negatively affect our earnings and results of operations. We cannot predict any future trends in the rate of inflation or deflation in Israel or the rate of devaluation or appreciation of the NIS against the U.S. dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. For example, in 2025, the value of the NIS increased against the U.S dollar by 14%, which was potentially computed by inflation in Israel of 2.6%. In 2024, the value of the NIS increased against the U.S. dollar by 0.55%, which was potentially computed by inflation in Israel of 3.5%. As a result of these fluctuations, our NIS denominated expenses were affected.

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

Our Audit Committee of the Board of Directors (the “Audit Committee”), is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

ITEM 2.              PROPERTIES.

Our facilities in Israel, which house our research and development and certain production and management functions, are in Jerusalem, Israel. Most of our clinical development, clinical operations and regulatory functions are located in the United States. Under a lease agreement with Unihead Biopark Ltd., we lease approximately 622 square meters of office and laboratory space. This lease has a term that extends through 2028.The average rent over the current term is $180,000 per year.

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

As of March 23, 2026, there were approximately 44 holders of record of our Ordinary Shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Individuals who are subject to income tax in Israel (whether any such individual is an Israeli resident or non-Israeli resident, and with respect to a non-Israeli resident, subject to tax treaties not otherwise limiting the applicable tax rate to such non-Israeli resident) are also subject to an additional surtax at a rate of 3% on annual income (including, but not limited to, income derived from dividends, interest and capital gains) exceeding a certain threshold (currently, NIS 721,560 for 2025 through 2027, which amount is linked to the annual change in the Israeli consumer price index (the “Threshold Amount”).

According to legislation effective as of January 1, 2025, an additional 2% excess tax will be imposed on “Capital-Sourced Income” (defined as income from any source other than employment income, business income or income from “personal effort”), provided that the Individual’s Capital Sourced Income exceeds the Threshold Amount. This additional excess tax applies, among other things, to income from capital gains, dividends, interest, rental income, or the sale of real property.

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

Business Overview

Entera is a clinical stage company focused on developing first-in-class oral tablet formats of peptides or protein replacement therapies. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm. Our pipeline includes differentiated, first-in-class oral peptide programs targeting PTH(1-34), GLP-1/Glucagon and GLP-2.

Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic diseases where patients require persistent management, these cumbersome, often painful and high-priced injections can create a major treatment gap. From a technical standpoint, oral delivery of peptides and therapeutic proteins is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream.  We leverage our N-Tab® platform, which is designed to simultaneously stabilize large (4kD+) hydrophilic peptides in the gastrointestinal tract and promote their absorption into the bloodstream.

EB613 Program

Our most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for osteoporosis. EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and limit the disease progression, and decrease disability and mortality. . A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). In April 2024, the Phase 2 data was published in the Journal of Bone and Mineral Research (JBMR).

In July 2025, we announced that in a written response to a Type A meeting request, the FDA agreed that the NDA filing for EB613 could be supported by a phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint at 24 months.

In December 2025, the FDA released the Determination for Qualification of BMD qualifying total hip BMD as a surrogate efficacy endpoint for fracture that could be used in future studies of new anti-osteoporosis therapies. FDA’s suggested a context of use (COU): “The percentage change from baseline at 24 months in total hip bone mineral density (BMD) assessed by dual-energy X-ray absorptiometry (DXA) can be used as a validated surrogate endpoint for the assessment of investigational therapies for postmenopausal women with osteoporosis at risk for fracture.”

In February 2026, we submitted to the FDA a clinical amendment which included the EB613 Phase 3 protocol, statistical analysis plan and open-label extension synopsis. Subject to regulatory feedback, we are planning to initiate the Phase 3 study in the second half of 2026.

EB612 Program

Our product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for patients with hypoparathyroidism.

In December 2025, we announced new in vivo PK/PD data supporting the development of a proprietary long-acting PTH (LA-PTH) analog utilizing our N-Tab® platform. Preclinical findings demonstrated a markedly prolonged plasma half-life and sustained elevation of serum calcium levels for more than three days following administration of a single oral tablet, in contrast to unmodified PTH(1-34) controls, which showed no calcium response. These data support the development of a once-daily oral PTH tablet for patients with hypoparathyroidism.

In February 2026, we announced the expansion of our collaboration with OPKO Biologics and OPKO to jointly advance this LA-PTH program. Under the expanded collaboration, Entera and OPKO each hold a 50% pro-rata ownership interest in the LA-PTH hypoparathyroidism program, and each is responsible for 50% of development costs. We intend to accelerate development and currently expect to submit an IND application to the FDA in late 2026.

EB618 Program (Oral GLP-1/Glucagon)

In September 2023, we entered into the 2023 Collaboration Agreement with OPKO Biologics. Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain OXM analogs for the development of oral tablet candidates using our proprietary N-Tab® platform.

The program focuses on developing the first oral dual agonist GLP-1/Glucagon peptide as a potential once-daily tablet treatment for patients with obesity and metabolic disorders using the N-Tab® platform. Currently, there are no approved dual GLP-1/Glucagon agonists available.

In September 2024, we jointly announced with OPKO topline PK/PD results for the OXM program.. The high plasma concentrations with prolonged systemic exposure were consistent with the reported half-life for semaglutide (Rybelsus®), the only approved oral GLP-1 analog. Oral OXM showed a statistically significant reduction in plasma glucose levels compared with placebo.

In March 2025, we entered into the 2025 Collaboration Agreement with OPKO and OPKO Biologics to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans.

In February 2026, we entered into the A&R Collaboration Agreement which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily LA-PTH for the treatment of hypoparathyroidism.

OPKO is planning to initiate a single ascending dose (SAD) and multiple ascending dose (MAD) Phase 1 clinical study with the subcutaneous injection formulation, with data expected by the end of 2026. We plan to file an IND for the oral OXM tablet formulation thereafter.

For additional information regarding our collaboration agreements with OPKO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Patent Transfer, Licensing Agreements and Grant Funding—OPKO Collaboration and License Agreements, contained in this Annual Report.

Oral GLP-2

This program focuses on developing the first GLP-2 peptide tablet alternative for patients suffering from short bowel syndrome and additional disorders involving mucosal inflammation and nutrient malabsorption.

We and OPKO completed a proof of concept single dose pharmacokinetic study in rodents. Oral GLP-2 tablets exhibited significant systemic exposure. Furthermore, plasma levels achieved with the oral tablet form of the GLP-2 analogue were about 10-fold higher than therapeutic plasma concentrations reported for subcutaneously administered teduglutide (Gattex® label). The pharmacokinetic analysis of the data obtained following the IV injections of the GLP-2 peptide showed the plasma half-life in rats to be about six times longer than the half-life reported for teduglutide in the same animal model. This data is consistent with previously reported PK data relating to OPKO’s GLP-2 peptide’s long-acting profile, which had initially been developed as a weekly subcutaneous injection.

Given the challenging compliance rates attributed to injectable GLP-2 therapy and heterogeneity of SBS patients, we believe a daily tablet format may address a significant unmet need in treating and titrating SBS patients more effectively than injectable alternatives.

Patent Transfer, Licensing Agreements and Grant Funding

OPKO Collaboration and License Agreements

2023 Collaboration Agreement

In September 2023, we entered into the 2023 Collaboration Agreement with OPKO Biologics. Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain Oxyntomodulin (OXM) analogs for the development of oral tablet candidates using our proprietary N-Tab® platform. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

2025 Collaboration Agreement

In March 2025, we entered into the 2025 Collaboration Agreement with OPKO and OPKO Biologics to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”).

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

In connection with the execution of the 2025 Collaboration Agreement, we issued and sold to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, the proceeds of which we have agreed to use solely to fund our development cost obligations under the 2025 Collaboration Agreement, subject to the expiration or termination of the agreement.

A&R Collaboration Agreement

In February 2026, we entered into the A&R Collaboration Agreement with OPKO which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily LA-PTH for the treatment of hypoparathyroidism and other indications in addition to the original oral dual agonist GLP-1/glucagon peptide program. Development costs incurred by the parties with respect to the development of the LA-PTH program will be shared equally between the Company and OPKO.

Oramed Patent Transfer Agreement

In 2011, we entered into a patent transfer agreement with Oramed Ltd. (“Oramed”), which we refer to as the Patent Transfer Agreement, pursuant to which Oramed assigned to us all of its rights, title and interest in the patent rights Oramed licensed to us when we were originally organized, subject to a worldwide, royalty-free, exclusive, irrevocable, perpetual and sub-licensable license granted to Oramed under the assigned patent rights to develop, manufacture and commercialize products or otherwise exploit such patent rights in the fields of diabetes and influenza. Additionally, we agreed not to engage, directly or indirectly, in any activities in the fields of diabetes and influenza that involve the use of, or utilize, the patents underlying the Patent Transfer Agreement. Under the terms of the Patent Transfer Agreement, we agreed to pay Oramed royalties equal to 3% of our net revenues generated, directly or indirectly, from our exploitation of the assigned patent rights, including the sale, lease or transfer of the assigned patent rights or sales of products or services covered by the assigned patent rights. On March 27, 2025, we entered into a Novation Agreement with Oramed, and Oramed NewCo Inc. ("Oramed NewCo") pursuant to which Oramed NewCo replaced Oramed as a party to the Patent Transfer Agreement. Under the Novation Agreement, Oramed NewCo assumed all of Oramed's rights and obligations under the Patent Transfer Agreement accruing on or after the effective date, Oramed was released from any obligations and liabilities owed to us under the Patent Transfer Agreement accruing or arising after such date, and we were released from any obligations and liabilities owed to Oramed accruing or arising after such date. All other provisions of the Patent Transfer Agreement remain in full force and effect.

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

The amount that must be repaid may be increased up to six times the amount of grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity.  We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” With respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of December 31, 2025, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments Potentially Affecting Our Business

Israel-Hamas War and Regional Conflicts

In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and with Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, a ceasefire had been reached. Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, United States and Israel conducted preemptive strikes targeting Iranian military infrastructure. Iran retaliated with extensive ballistic missile and drone attacks against Israel. On March 2, 2026, Hezbollah resumed hostilities by launching projectiles into northern Israel, ending the November 2024 ceasefire. Israel responded with airstrikes on Lebanon and ground operations in Southern Lebanon, marking a significant escalation in the regional conflict. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The Company’s research personnel and some management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are located outside of Israel.

Currently, such activities in Israel remain largely unaffected. During the years ended December 31, 2025 and December 31, 2024, the impact of this war on the Company’s results of operations and financial condition was immaterial. See Item 1.A. “Risk Factors—Risks Relating to Our Incorporation and Location in Israel—Security, political and economic instability in the Middle East may harm our business.”

Financial Overview

We are primarily engaged in research and development activities, and we have not derived significant income from our activities. Since our inception, we have raised a total of $111.6 million from a combination of public and private equity offerings, IIA grants and the exercise of options and warrants. Since inception, we have incurred significant losses. For the years ended December 31, 2025 and 2024, our operating losses were $11.5 million and $9.6 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $125.4 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities, and payments under our collaborations agreements.  Our recurring losses from operations, negative cash flows and lack of liquidity raise substantial doubt as to the Company’s ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2025, expressing the existence of substantial doubt about our ability to continue as a going concern. The audited consolidated financial statements included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. If we are unable to raise the requisite funds, we will need to delay certain programs or otherwise curtail or cease operations. See “Item 1A—Risk Factors-Risks Related to Our Financial Position and Need for Additional Capital.”

As of December 31, 2025, we had cash and cash equivalents of $14.9 million, of which $7.8 million has been designated to fund the collaboration activity with OPKO under the A&R Collaboration Agreement. As of March 23, 2026 we had cash and cash equivalents of $12.6 million, of which $7.8 million has been designated to fund the collaboration activity with OPKO under the A&R Collaboration Agreement. Given our current cash position and plans, we believe that our existing cash resources will be sufficient to meet our projected operating requirements through the middle of the third quarter of 2026, excluding the Phase 3 study of EB613 in osteoporosis. Our ability to commence the Phase 3 study of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of this study.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financing, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

Revenue

To date, we have not generated any revenue from sales of our products, and we do not expect to receive any revenue from any product candidates that we develop unless and until we obtain regulatory approval and successfully commercialize our products.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our N-Tab® platform and our product candidates. We expense both internal and external research and development expenses to operations for the periods in which they are incurred. We mapped the majority of external research and development costs incurred for our product candidates and development programs.

Internal and certain general external research and development expenses that support multiple programs include:

•	employee-related expenses, including salaries, bonuses and share-based compensation expenses for employees and service providers in the research and development function;

•
costs associated with our research and development platform used across programs, process development, manufacturing, consulting fees and preclinical development for earlier stage programs and new technologies;

•	expenses incurred in operating our laboratories including our small-scale manufacturing facility; and

•	depreciation of research and development equipment, allocated overhead, rent and facilities-related expenses.

External research and development expenses for our main clinical development programs include:

•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;

•	other costs associated with pre-clinical and clinical activities;

•	supply, development and manufacturing costs relating to clinical trial materials; and

•	certain consulting and advisory services related to the program.

Research and development activities are our primary focus. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase significantly in future periods as we advance our clinical candidates into later stages of clinical development and invest in additional preclinical candidates.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrolment of patients in clinical trials. For the years ended December 31, 2025 and 2024, our research and development expenses were $6.0 million and $4.5 million, respectively. Research and development expenses for the year ended December 31, 2025 were primarily for the development of EB613 and next-generation of EB613, EB612 and our collaboration with OPKO related to OXM. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

A change in the outcome of any of these variables with respect to the development of EB613, EB612, OXM or any other product candidate that we may develop could significantly change the costs and timing associated with the development of any such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct preclinical or clinical studies beyond those that we currently anticipate will be required for the completion of clinical development, if we experience significant delays in enrolment in any clinical trials or if we encounter difficulties in manufacturing our clinical supplies, then we could be required to expend significant additional financial resources and time on the completion of the clinical development.

Our research and development expenses for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31,
	2025	2024
	(In thousands)
External Expenses related to EB613	$2,095	$1,360
Internal and External expenses related to OXM collaboration with OPKO	437	-
Internal and External expenses related to other development program:
Payroll and related expenses	1,597	1,473
Share-based compensation	1,143	840
Rent and related expenses	398	340
Other development expenses	334	486
Research and development expenses, net	6,004	4,499

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related expenses, share-based compensation and related costs for directors and personnel in executive and finance functions. Other general and administrative expenses include D&O insurance and other insurance, communication expenses, professional fees for legal, accounting and investor relations services, costs associated with maintaining and prosecuting our intellectual property portfolio and business development expenses.

We expect that our general and administrative expenses will increase in the future as we increase our headcount and expand our administrative function to support our operations.

Financial Income, Net

Financial income, net is composed primarily of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Taxes on Income

We have not generated taxable income since our inception.  As of December 31, 2025, we had carry-forward tax losses of $91.8 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses of the Company.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of December 31, 2025, Entera Bio Inc. had tax loss carry-forwards of $0.2 million.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,		Increase (Decrease)
	2025	2024	$	%
	(In thousands, except for percentage information)
Revenues	$42	$181	$(139)	(77)%
Cost of revenues	$42	$172	$(130)	(76)%
Operating expenses:
Research and development expenses	$6,004	$4,499	$1,505	33%
General and administrative expenses	$5,525	$5,095	$430	8%
Operating loss	$11,529	$9,585	$1,944	20%
Financial income, net	$(90)	$(58)	$(32)	55%
Income tax expenses	$-	$14	$(14)	(100)%
Net loss	$11,439	$9,541	$1,898	20%

Revenue

Revenues for the year ended December 31, 2025 and 2024 were $42 thousand and $181 thousand, respectively, which were attributable to research services we provided pursuant to a research services agreement with an external party. The Company completed the first stage of its obligations under the research services agreement in the first quarter of 2025.

Cost of Revenues

Cost of revenues for the year ended December 31, 2025 and 2024 was $42 thousand and $172 thousand, respectively, which was attributable to research services we provided pursuant to a research services agreement with an external party.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were $6.0 million as compared to $4.5 million for year ended December 31, 2024. The increase of $1.5 million was primarily due to an increase of $0.7 million in other consulting fees, including regulatory fees required in connection with the filing of a type A meeting with the FDA and ongoing optimization processes related to the preparation of the EB613 phase 3 clinical program, an increase of $0.5 million in connection with our internal programs and collaboration programs, an increase of $0.4 million in compensation and an increase of $0.1 million in other expenses. The increase was partially offset by a decrease of $0.2 million in materials and production costs related to the preparation of the EB613 phase 3 program.

General and Administrative Expenses

General and administrative expenses for the year December 31, 2025 were $5.5 million as compared to $5.1 million for year ended December 31, 2024. The increase of $0.4 million was primarily due to an increase of $0.1 million of consultants fees and an increase of $0.3 million in compensation.

Financial Income, Net

Financial income, net for the year ended December 31, 2025 was $90 thousand compared to $58 thousand for the year ended December 31, 2024. Our financial income is composed mainly of interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. Financial income, net increased predominantly due to increased interest income from our bank deposits.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations and negative cash flows from operating activities. For the years ended December 31, 2025 and 2024, our operating losses were $11.5 million and $9.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $125.4 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2025, expressing the existence of substantial doubt about our ability to continue as a going concern.

Since our inception and through December 31, 2025, we have raised a total of $111.6 million from a combination of public and private equity offerings, IIA grants and the exercise of options and warrants, including $36.4 million through at-the-market-offering (“ATM”) programs.

As of December 31, 2025, we had cash and cash equivalents and restricted cash of $14.9 million, of which $7.8 million has been designated to fund our obligations under the A&R Collaboration Agreement. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares in an at-the-market offering registered under the Securities Act. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of December 31, 2025, we had sold 4,940,156 Ordinary Shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. We currently have the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program under our currently effective Registration Statement on Form S-3.

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

As of December 31, 2025, we have received approximately $0.6 million of net proceeds from the exercise of outstanding Ordinary Share Warrants. If all Ordinary Share Warrants were exercised for cash, then the Company would receive additional proceeds of approximately $7.8 million. There can be no assurance that the holders of the Ordinary Share Warrants exercise their respective warrants for cash, or at all.

In connection with our entering into the 2025 Collaboration Agreement with OPKO, we issued to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of such agreement. We have agreed to use the proceeds from the issuance of such Ordinary Shares solely to fund our development cost obligations under the A&R Collaboration Agreement.

Funding Requirements

Given our current plans, we believe that our existing cash resources will be sufficient to support the Company’s ongoing operations through the middle of the third quarter of 2026, excluding the initial of the Phase 3 program of EB613. Our ability to commence the Phase 3 program of EB613 in osteoporosis will require additional funding, which may not be available on reasonable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, and the extent to which we may enter into additional collaborations with third parties for development of these or other product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current and future product candidates. Our future capital requirements will depend on many factors, including:

•
the costs, timing and outcome of clinical trials for, and regulatory review of our oral peptide programs, including EB613 for osteoporosis and EB612 for hypoparathyroidism or other oral peptides for obesity, metabolic disorders and gastrointestinal rare diseases and any other product candidates we may develop;

•	the costs of development activities for any other product candidates we may pursue;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish collaborations on favorable terms, if at all.

We continuously evaluate various financing alternatives in the public or private equity markets or through license of our N-Tab® platform to additional external parties through partnerships or research collaborations as we will need to finance future research and development activities, general and administrative expenses and working capital through fund raising. However, there is no certainty about our ability to obtain such funding.

Other than the Leerink ATM Program, we do not have any committed external sources of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our then-existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect our existing shareholders’ rights as shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may include requirements to hold minimum levels of funding. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing or collaborations, when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Cash Flows

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table sets forth the primary sources and uses of cash:

	Year ended December 31,
	2025	2024
	(in thousands)
Net Cash used in operating activities	$(7,370)	$(6,818)
Net Cash used in investing activities	(107)	(3)
Net Cash provided by financing activities	13,710	4,476
Effect of Exchange Rate changes on cash and cash equivalents	36	-
Net decrease in cash and cash equivalents	$6,197	$(2,345)

Net Cash Used in Operating Activities

Net Cash used in operating activities for the year ended December 31, 2025 was $7.4 million, consisting primarily of our operating loss of $11.5 million, which was partially offset by approximately $2.8 million of share-based compensation and depreciation expenses and a decrease of $1.3 million in changes in operating assets and liabilities and other expenses.

Net Cash used in operating activities for the year ended December 31, 2024, was $6.8 million, consisting primarily of our operating loss of $9.6 million, which was partially offset by approximately $2.6 million of share-based compensation and depreciation expenses and a decrease of $0.2 million in changes in operating assets and liabilities and other expenses.

The increase of $0.6 million in cash used in operating activities for the year ended December 31, 2025 compared to 2024 was mainly attributed to an increase of $1.9 million in our operating loss, a decrease of $1.1 million in changes in operating assets and liabilities and other expenses primarily due to payments to suppliers and services providers, which was partially offset by an increase of $0.2 million in share-based compensation and depreciation expenses.

Net Cash Used in Investing Activities

Net Cash used in investing activities for the years ended December 31, 2025 and December 31, 2024 consisted of purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for year ended December 31, 2025 consisted of the net proceeds of $6.1 million from the issuance of Ordinary Shares under the Leerink ATM Program, $0.5 million from the issuance of Ordinary Shares upon the exercise of warrants and $7.1 million from issuance of Ordinary Shares in connection with the entry into the 2025 Collaboration Agreement.

Net Cash provided by financing activities for the year ended December 31, 2024 consisted of net proceeds of $3.8 million from the issuance of Ordinary Shares under the Leerink ATM Program and $0.8 million from the issuance of Ordinary Shares upon the exercise of outstanding options and warrants.

Severance Obligations

We have long-term liabilities for severance pay that are calculated pursuant to Israeli law generally based on the most recent salary of the relevant employees multiplied by the number of years of employment to the extent not covered by our regular deposits with defined contribution plans. As of December 31, 2025, our severance pay liability, net was immaterial. Because the timing of any such payments is not fixed and determinable, we have not included these liabilities in the table above.

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

AS OF DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Entera Bio Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entera Bio Ltd. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Company’s ability to continue as a going concern

As described above and in Note 1c to the consolidated financial statements, the Company has an accumulated deficit and cash outflows from operating activities. The Company's ability to continue its operations relies on securing the necessary funding to support its future research and clinical development activities. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.

The principal considerations for our determination that performing procedures related to the Company’s ability to continue as a going concern is a critical audit matter are the estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows to conclude the Company would not have sufficient liquidity to fund its operations for at least one year from the date of issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. Our audit procedures to evaluate the significant judgments and assumptions made by management included, among others, inquiries with management, testing the reasonableness of the forecasted inflows and operating expenses and the underlying management assumptions. We assessed the adequacy of the Company’s going concern disclosures included in Note 1c to the consolidated financial statements.

/s/Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 27, 2026

We have served as the Company’s auditor since 2010.

ENTERA BIO LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31
	2025	2024
Assets
CURRENT ASSETS:
Cash and cash equivalents	7,108	8,660
Accounts receivable	-	126
Restricted cash	7,775	-
Other current assets	415	186
TOTAL CURRENT ASSETS	15,298	8,972

NON-CURRENT ASSETS:
Property and equipment, net	134	57
Operating lease right-of-use assets	465	275
Restricted deposit	90	80
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	695	418
TOTAL ASSETS	15,993	9,390

Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	448	132
Accrued expenses and other payables	1,525	874
Current maturities of operating lease	230	170
TOTAL CURRENT LIABILITIES	2,203	1,176

NON-CURRENT LIABILITIES:
Operating lease liabilities	260	102
Other long-term liability	393	-
Liability for employee rights upon retirement	36	32
TOTAL NON-CURRENT LIABILITIES	689	134
TOTAL LIABILITIES	2,892	1,310
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Ordinary Shares, NIS 0.0000769 par value: Authorized - as of December 31, 2025 and December 31, 2024, 140,010,000 shares; issued and outstanding as of December 31, 2025, and December 31, 2024, 46,178,630 and 38,837,220 shares, respectively	1	1
Additional paid-in capital	138,425	121,965
Accumulated other comprehensive income	41	41
Accumulated deficit	(125,366)	(113,927)
TOTAL SHAREHOLDERS' EQUITY	13,101	8,080
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	15,993	9,390

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year ended December 31
	2025	2024

REVENUES	42	181
COST OF REVENUES	42	172
GROSS PROFIT	-	9
OPERATING EXPENSES:
Research and development, net	6,004	4,499
General and administrative	5,525	5,095
TOTAL OPERATING EXPENSES	11,529	9,594
OPERATING LOSS	11,529	9,585
FINANCIAL INCOME, NET	(90)	(58)
LOSS BEFORE INCOME TAX	11,439	9,527
INCOME TAX EXPENSES	-	14
NET LOSS	11,439	9,541

LOSS PER SHARE BASIC AND DILUTED	0.25	0.25

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	46,191,067	37,650,179

The accompanying notes are an integral part of the consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital		Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2024	35,476,341	1	114,730		41	(104,386)	10,386
Net loss	-	-	-		-	(9,541)	(9,541)
Exercise of warrants to ordinary shares	89,820	*	90		-	-	90
Exercise of options to ordinary shares	733,704	*	749		-	-	749
Issuance of ordinary shares under the ATM program, net of issuance costs	2,236,126	*	3,840		-	-	3,840
Vested restricted share units	301,229	*	(	*)	-	-	-
Share-based compensation	-	-	2,556		-	-	2,556
BALANCE AT DECEMBER 31, 2024	38,837,220	1	121,965		41	(113,927)	8,080
Net loss	-	-	-		-	(11,439)	(11,439)
Exercise of warrants to ordinary shares	546,028	*	508		-	-	508
Exercise of options to ordinary shares	26,448	*	20		-	-	20
Issuance of ordinary shares under the ATM program, net of issuance costs	2,731,574	*	6,067		-	-	6,067
Issuance of ordinary shares under collaboration agreement, net	3,685,226	*	7,115		-	-	7,115
Vested restricted share units	352,134	*	(	*)	-	-	-
Share-based compensation	-	-	2,750		-	-	2,750
BALANCE AT DECEMBER 31, 2025	46,178,630	1	138,425		41	(125,366)	13,101

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of these consolidated financial statements.

ENTERA BIO LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(11,439)	(9,541)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	30	46
Deferred income taxes		14
Share-based compensation	2,750	2,556
Finance income, net	32	(5)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	126	(126)
Increase in other current assets	(229)	(14)
Increase in accounts payable	316	49
Increase in accrued expenses and other payables and other long-term liability	1,044	203
Net cash used in operating activities	(7,370)	(6,818)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(107)	(3)
Net cash used in investing activities	(107)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ordinary issuance of shares through ATM programs	6,254	3,960
Issuance of ordinary shares, under collaboration agreement	7,190	-
Issuance costs	(262)	(323)
Exercise of warrants into ordinary shares	508	90
Exercise of options into ordinary shares	20	749
Net cash provided by financing activities	13,710	4,476
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	36	-
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	6,197	(2,345)
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE YEAR	8,740	11,085
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE YEAR	14,973	8,740
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	7,108	8,660
Restricted cash	7,775	-
Restricted deposit	90	80
Total cash and cash equivalents, restricted cash and restricted deposit	14,973	8,740
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	180	68
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Operating lease right of use assets obtained in exchange for operating lease liabilities	386	32

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

The Company’s most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with low bone mineral density (“BMD”) and high-risk osteoporosis without prior fracture. The Company is also developing a next-generation formulation of EB613 utilizing its proprietary N-Tab® platform, which is expected to provide significant advantages in administration, commercialization, and strategic partnering. The Company is preparing to submit final protocol to the FDA and initiate a Phase 3 registrational study for EB613 pursuant to the FDA’s qualification of a quantitative BMD endpoint.

The Company’s product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for hypoparathyroidism. In February 2026, the Company amended and restated the 2025 Collaboration Agreement (as defined in Note 5) with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”), to advance the first oral long-acting PTH analog (“LA-PTH”) as a once-daily tablet for patients with hypoparathyroidism.

In addition, EB618 is being developed pursuant to the Company’s collaboration with OPKO, pursuant to which the companies are advancing a proprietary novel dual agonist GLP-1/glucagon peptide as a once-daily tablet treatment and as a weekly subcutaneous injection for patients with obesity, metabolic and fibrotic disorders. The oral program combines OPKO’s proprietary long-acting oxyntomodulin (“OXM”) analog (OPK-88006) and the Company’s proprietary N-Tab® platform.

In addition to its internal product development programs, the Company intends to license its proprietary N-Tab® platform to biopharmaceutical companies for use with their proprietary compounds.

b)	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c)
Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred negative cash flows from operating activities. The Company has incurred an accumulated deficit in the amount of $125.4 million as of December 31, 2025.

The Company's management is of the opinion that its available funds as of December 31, 2025 will be sufficient to support the Company’s ongoing operations under its current plans through the middle of the third quarter of 2026.

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

d)
In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, a ceasefire had been reached. Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel conducted preemptive strikes targeting Iranian military infrastructure. Iran retaliated with extensive ballistic missile and drone attacks against Israel. On March 2, 2026, Hezbollah resumed hostilities by launching projectiles into northern Israel, ending the November 2024 ceasefire. Israel responded with airstrikes on Lebanon and ground operations in Southern Lebanon, marking a significant escalation in the regional conflict. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The Company’s research personnel and certain management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are located outside of Israel.

Currently, the Company’s activities in Israel remain largely unaffected by the foregoing events. During the years ended December 31, 2025 and December 31, 2024, the impact of such events on the Company’s results of operations and financial condition was immaterial.

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

Bank deposits with original maturity dates of more than three months but less than one year are included in short-term deposits. Such short-term deposits bore interest at an average annual rate of approximately 1-4% for the years ended December 31, 2025 and 2024. Bank deposits with maturity of more than one year are considered long-term.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Restricted cash and deposits

Restricted deposits are placed in an interest-bearing savings account and serve as security for the Company's office rent and credit card obligations. Restricted cash is designated specifically to fund  the development costs under the 2025 Collaboration Agreement.

h.	Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains cash held in checking accounts and deposits at financial institutions in major Israeli and U.S. banks. Management believes the Company is not exposed to significant credit risk with respect to its cash and cash equivalent deposits and restricted cash at its current financial institutions, but will continue to monitor regularly and adjust, if needed, to mitigate risk. The Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. To date, the Company has not experienced any losses associated with this credit risk and continues to believe that this exposure is not significant.

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

The amounts of severance payment expenses were $181 and $144 for the years ended December 31, 2025 and 2024, respectively.

The Company expects to contribute to insurance companies approximately $181 for the year ending December 31, 2026 in connection with its expected severance liabilities for that year.

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

The Company classifies Share-Based Compensation as equity awards and accounts for such compensation using grant-date fair value. The Company recognizes the value of the Share-Based Compensation awards as an expense over the requisite service period.

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
3.   Determine the transaction price.
4.   Allocate the transaction price to the performance obligations in the contract.
5.   Recognize revenue when (or as) the entity satisfies a performance obligation.

Revenues attributed to the research services agreement are recognized over the duration of the research services agreement.

p.	Collaborative Arrangement

The Company records the elements of a collaboration agreement that represent joint operating activities in accordance with ASC 808, Collaborative Arrangements (“ASC 808”). Accordingly, the elements of a collaboration agreement that represent activities in which both parties are active participants, and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the collaborative activities, are recorded as a collaborative arrangement. Generally, the classification of a transaction under a collaborative arrangement is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. See Note 5b.

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

Basic loss per share is computed on the basis of the net loss for the period, divided by the weighted average number of outstanding ordinary shares, vested RSUs and pre-funded warrants during the period.

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options, warrants and RSUs, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, warrants and RSUs exercisable into 17,351,501 ordinary shares and 16,790,842 ordinary shares for the years ended December 31, 2025 and 2024, respectively, because the effect would have been anti-dilutive.

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

When the Company issues freestanding instruments, it first analyzes the provisions of ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”) in order to determine whether the instrument should be classified as a liability, with subsequent changes in fair value recognized in the consolidated statements of operations in each period. If the instrument is not within the scope of ASC 480, the Company further analyzes the provisions of ASC 815-10 in order to determine whether the instrument is considered indexed to the entity’s own stock. To determine whether the freestanding equity instrument qualifies for classification within equity, the Company also considers the equity classification conditions in accordance with ASC 815-40. All warrants issued by the Company have been classified within stockholders’ equity as “Additional paid-in capital”.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

u.	Newly issued and recently adopted accounting pronouncements:

Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024 and may be applied either retrospectively or prospectively, at the Company’s discretion. The Company adopted this standard retrospectively. See Note 9.

Recently issued accounting pronouncements, not yet adopted
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In December 2025, the FASB issued ASU 2025-10 “Government Grants (Topic 832)“ to establish authoritative guidance on the accounting for government grants received by business entities. This update is effective beginning with the Company’s 2029 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

NOTE 3 - OPERATING LEASES

1)
The Company leases office and research and development space under several agreements. The annual lease consideration is a total of $196 and is linked to the Israeli consumer price index. In April 2023, the Company extended the period of the lease agreement for an additional five years, expiring on June 30, 2028, with two options for early termination by the Company subject to a notice period.

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

As of December 31, 2025, the Company provided bank guarantees of approximately $60, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

2)
The Company has entered into operating lease agreements for vehicles used by its employees. The lease periods are generally for three years, and the payments are linked to the Israeli consumer price index. To secure the terms of the lease agreement, the Company has made certain deposits to the leasing company, representing approximately three months of lease payments. The annual lease consideration is a total of $44.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 3 - OPERATING LEASES (continued)

The lease cost was as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Operating lease cost	240	198

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Operating cash flows from operating leases	240	198

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	465	275

Current lease liabilities	230	170
Non-current lease liabilities	260	102
Total lease liabilities	490	272

Weighted-average remaining lease term (in years)	2.43	1.54
Weighted-average discount rate	14%	14%

As of December 31, 2025, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

2026	238
2027	222
2028	107
Total future minimum lease payments	567
Less: interest	(77)
Present value of operating lease liabilities	490

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

a.	Commitment to pay royalties to the government of Israel

The Company is committed to pay royalties to the Israel Innovation Authority (the “IIA”) on proceeds from sales of products for which the government provided grants with respect to the research and development of the PTH for osteoporosis. At the time the grants were received, successful development of the related project was not assumed. In the case of failure of the project that was partly financed by the IIA, the Company is not obligated to pay any such royalties.

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

As of December 31, 2025, the total royalty amount that would be payable by the Company to the IIA, before interest and potential increases as described above, was approximately $460. These grants were allocated to research and development in prior periods.

Following the signing of a former collaboration agreement in 2018, the IIA determined that the Company was required to pay 5.38% of each payment received by the Company from the counterparty under such agreement in an amount up to six times the grant received. As of December 31, 2025, the Company had paid a total of $96 to the IIA.

b.
On June 1, 2010, D.N.A. Biomedical Solutions Ltd. ("D.N.A.") and Oramed Ltd., ("Oramed") entered into a joint venture agreement for the establishment of Entera Bio Ltd. According to such agreement, each of D.N.A. and Oramed acquired 50% of the Company's ordinary shares. D.N.A invested $600 in the Company, and Oramed and the Company entered into a patent license agreement pursuant to which Oramed licensed to the Company one of Oramed’s patents.

On February 22, 2011, Oramed and the Company entered into a patent transfer agreement, which superseded the patent license agreement, whereby Oramed assigned to the Company all of its rights, title and interest to its patent that Oramed licensed to the Company in 2010, under certain conditions. Under this agreement, the Company is obligated to pay Oramed royalties equal to 3% of its net revenues (as defined in the patent transfer agreement).

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - COLLABORATION AND RESEARCH AGREEMENTS

a.
In April 2024, the Company entered into a material transfer and research project agreement with a third party. According to the agreement, the third party will pay the Company a monthly payment for certain research services, as well as reimbursement for external expenses based on an agreed budget. During the first quarter of 2025, the Company completed the first stage of the research services under this agreement.

For years ended December 31, 2025 and 2024, the Company recognized revenues of $42 and $181 , respectively, from this agreement.

b.
On March 16, 2025, the Company entered into a collaboration and license agreement (the “2025 Collaboration Agreement”) with OPKO and its wholly owned subsidiary, OPKO Biologics Ltd., to collaborate with respect to the preclinical and clinical development and decision making related to the oral delivery of a dual agonist GLP-1/glucagon peptide in an oral dosage form using the Company’s N-Tab® platform for the treatment of obesity, metabolic and fibrotic disorders in humans (the “Program”). The Program combines OPKO’s proprietary long-acting oxyntomodulin (OXM, dual targeted GLP-1/Glucagon agonist, OPK-88006) analog and the Company’s proprietary N-Tab® platform.

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

The Company has agreed to use the proceeds from the sale of the foregoing ordinary shares solely to fund its development cost obligations under the 2025 Collaboration Agreement, and has entered into an escrow arrangement, together with OPKO and an escrow agent, into which such proceeds in an amount of $8,000 have been deposited. Such proceeds are presented under restricted cash in the consolidated balance sheet, and disbursed to fund such development costs. If the 2025 Collaboration Agreement expires or is terminated for any reason, any funds remaining in such escrow will be disbursed to the Company.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 5 - COLLABORATION AND RESEARCH AGREEMENTS (Cont.)

The Company determined that the agreement is a collaboration arrangement under the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity.  The consideration received was allocated to the collaboration component and the equity component.

The Company recognized as equity the fair value of the ordinary shares issued to OPKO net of issuance costs (issuance costs of $75) based on the fair value of the ordinary shares, which was the Nasdaq closing share price as of the date of the 2025 Collaboration Agreement. The remaining consideration was allocated to the agreement and presented under current other payables (an amount of $295) and Other long-term liabilities (an amount of $515) in the balance sheet and will be recognized as the program is performed.

For the year ended December 31, 2025, the Company recognized net expenses of $437 relating to the 2025 Collaboration Agreement.

See Note 11 for a discussion of the A&R Collaboration Agreement.

NOTE 6 - SHARE CAPITAL

1)	Rights of the Company’s ordinary shares

Each ordinary share is entitled to one vote. The holder of an ordinary share is also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors.

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

On January 10, 2025, the Company filed  Supplement No. 1 to the prospectus supplement relating to the Leerink ATM Program, which provides the Company with the ability to sell up to an additional 30,000,000 ordinary shares under the Leerink ATM Program. In June 2025, following the filing a new Registration Statement on Form S-3 to replace the Company’s prior expiring Registration Statement on Form S-3, the Company filed a new prospectus supplement that provides the Company with the ability, but not the obligation, to continue to sell up to 30,000,000 ordinary shares under the Leerink ATM Program.

During the year ended December 31, 2025, the Company issued an aggregate of 2,731,574 ordinary shares pursuant to the Leerink ATM Program for net proceeds of $6,067 at a weighted average price of $2.29 per ordinary share.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 6 - SHARE CAPITAL (continued)

As of December 31, 2025, approximately $29.95 million of ordinary shares remained available for sale under the Leerink ATM Program.

b.
On January 15, 2025, the Company issued 40,993 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for the fourth quarter of 2024, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024.

c.
In March 2025, in connection with the execution the 2025 Collaboration Agreement with OPKO, the Company issued and sold to OPKO an aggregate of 3,685,226 ordinary shares for a total purchase price of $8.0 million, representing a purchase price per share equal to approximately $2.17, which was the volume weighted average price per share for the 30 trading days immediately preceding the date of the 2025 Collaboration Agreement. For additional information, see Note 5b.

d.	During year ended December 31, 2025, 546,028 warrants were exercised for an aggregate of 546,028 ordinary shares for a total consideration of $508.

e.	During the year ended December 31, 2025, two employees exercised options for an aggregate of 26,448 ordinary shares for total consideration of $20.

NOTE 7 - SHARE-BASED COMPENSATION

1)	Share-based compensation plan

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

The 2018 Plan Options granted to related parties or non-employees of the Company are governed by Section 3(i) of the Ordinance or Non-Qualified Share Options ("NSO"). The Company will be allowed to claim as an expense for tax purposes in the year in which the related parties or non-employees exercised the options into shares.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION (continued)

As of December 31, 2025, 2,052,375 ordinary shares remained available for future grants under the 2018 Plan.

On January 1, 2026, the Company’s Board of Directors approved an increase of 2,308,931 ordinary shares that may be issued under the Company’s 2018 Plan pursuant of the evergreen provision contained in f the 2018 Plan.

2)	Options grants to employees, directors and consultants:

a)	The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2025, in terms of ordinary shares for which the options may be exercised:

	2025
	Number of options	Weighted average exercise price
Outstanding at beginning of the year	7,652,654	$2.32
Granted	1,926,545	2.28
Exercised	(26,449)	0.80
Forfeited	(170,250)	2.07
Expired	(99,228)	2.91
Outstanding at end of the year	9,283,272	$2.32
Exercisable at end of the year	6,294,226	$2.47

1.	As of December 31, 2025, the weighted-average remaining contractual life of exercisable options was 6.82 years.

2.	The total intrinsic value of options exercised during 2025 and 2024 was approximately $35 thousand and $651 thousand, respectively.

3.
As of December 31, 2025, the Company had 2,989,046 unvested options outstanding. The total unrecognized compensation cost of employee options as of December 31, 2025 is $1,735 thousand which is expected to be recognized over a weighted average period of 0.9 years.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

	2025	2024
Exercise price	$2.28	$0.60-$1.99
share price	$2.28	$0.60-$1.99
Dividend yield	-	-
Expected volatility	81.2%-82.2%	74.28%-84.5%
Risk-free interest rate	3.9%-4.45%	3.93%-4.66%
Expected life - in years	5.3-5.87	5.3-5.9

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION (continued)

The total fair value of options granted during the year ended December 31, 2025 and 2024 was $2,943 and $2,059, respectively.

December 31, 2025
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	Average	options	Average
Exercise	outstanding	Remaining	exercisable	Remaining
prices per	at end of	Contractual	at end of	contractual
share (USD)	Year	Life	year	Life

0.6-0.89	2,103,342	7.45	1,669,422	7.80
1.4-1.99	1,913,000	7.75	1,189,000	7.58
2.02-2.86	3,719,828	7.49	1,957,452	6.01
3.15-3.97	736,552	4.63	667,802	4.56
6.31	810,550	1.95	810,550	1.95
	9,283,272		6,294,226

The aggregate intrinsic value of the outstanding and exercisable options as of December 31, 2025 was $3,121 and $3,632, respectively.

a)	Restricted shares units grants to employees and consultants:

The following tables summarize information concerning RSUs as of December 31, 2025:

	Year ended December 31
	2025
		Weighted
	Number	Average
	of	Grant Date
	RSUs	Fair Value
Outstanding at beginning of year	194,472	1.75
Changes during the year:
Granted	300,643	2.09
Vested	(352,134)	1.92
Outstanding at end of year	142,981	2.06

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 7 - SHARE-BASED COMPENSATION (continued)

As of December 31, 2025, the Company had 142,981 unvested RSUs. The total unrecognized compensation cost of employee RSUs as of December 31, 2025 was $57, which is expected to be recognized over a weighted average period of 0.33 years.

The total vesting-date value of equity classified RSUs that vested during 2025 was $676.

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31, 2025	Year ended December 31, 2024
Cost of revenues	$-	$7
Research and development expenses	1,144	839
General and administrative	1,606	1,710
	$2,750	$2,556

NOTE 8 - SEGMENT INFORMATION

a.
The Company operates in Israel as a single operating segment. The Company’s Chief Executive Officer is the chief operating decision marker (the “CODM”). The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.

b.	Segment information:

	Year ended December 31
	2025	2024
Revenues	$42	$181
Less:
Research and development, net:
Sub-contractors and consulting expense (EB613)	$2,095	$1,360
Net expenses related to 2025 Collaboration Agreement	437	-
Payroll and related expenses	1,597	1,473
Share-based compensation	1,143	840
Rent and related expenses	398	340
Other development expenses*	334	486
Other segment expenses**	5,477	5,223
Segment net loss	$11,439	$9,541

* Other development expenses include materials and productions and others.

** Other segment expenses include payroll and related expenses, share-based compensation, legal and audit and related fees and others.

c.	Long lived assets are located in Israel.

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - INCOME TAX

a)	Corporate tax rate

i.	Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.

ii.	The Company’s subsidiary Entera Bio, Inc. is taxed separately under the U.S. tax laws at a tax rate of 29% (federal and state tax)

b)	Losses for tax purposes carried forward to future years

The balance of carryforward losses of Entera Bio Ltd. as of December 31, 2025 and 2024 was approximately $91.8 million and $83.5 million, respectively.

Under Israeli tax law, tax loss carry-forwards have no expiration date.

The balance of carryforward losses of Entera Bio Inc. as of December 31, 2025 and 2024 was each approximately $0.15 million.

c)	Tax assessments

The Company and its subsidiary have tax assessments that are considered to be final through tax year 2020.

d)	Loss before income taxes is composed of the following:

	Year ended December 31
	2025	2024
Entera Bio Ltd.(domestic)	11,436	9,479
Entera Bio Inc.(foreign)	3	48
Total loss before taxes	11,439	9,527

e)	Income tax expense:

	Year ended December 31
Current:	2025	2024
Subsidiary: (foreign)	-	-
Total current income tax	-	-
Deferred income taxes – subsidiary (foreign)	-	14
Total deferred income taxes	-	14
Total income tax expense	-	14

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - INCOME TAX (continued)

f)	Deferred income taxes:

	December 31,
Deferred tax assets:	2025	2024
Net operating loss carry forward	21,114	19,208
Research and development	1,027	854
Share-based compensation	687	639
Other	133	172
Net deferred tax assets before valuation allowance	22,961	20,873
Valuation allowance	(22,961)	(20,873)
Net deferred tax assets	-	-

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

g)	Roll-forward of valuation allowance:

Balance at January 1, 2024	19,471
Additions	1,402
Balance at January 1, 2025	20,873
Additions	2,088
Balance at December 31, 2025	22,961

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 9 - INCOME TAX (continued)

h)	Reconciliation of theoretical tax expenses to actual expenses:

Following is a reconciliation of the theoretical provision for income tax, assuming all income is taxed at the statutory corporate tax rate applicable to Israeli corporations, and the actual tax on income:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	$	%	$	%
Statutory corporate tax rate	(2,630)	(23)	(2,202)	(23)
Foreign tax effects
United States	(1)	*	(3)	*
Non-taxable or non-deductible items:
Share-based compensation	535	(23)	815	(23)
Other	8	(23)	2	(23)

Change in valuation allowance	2,088	(23)	1,402	(23)
Effective tax rate	-	-	14	*

ENTERA BIO LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share amounts)

NOTE 10 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31,
Other current assets:	2025	2024
Prepaid expenses	37	29
Receivable in respect of collaborative arrangement (See Note 5b)	219	-
Other	159	157
	415	186

	December 31,
Accrued expenses and other payables:	2025	2024
Employees and employees related	264	161
Provision for vacation	168	178
Accrued expenses	726	535
Other payables (See Note 5b)	367	-
	1,525	874

NOTE 11 - SUBSEQUENT EVENTS

a)
On January 1, 2026, an aggregate of 167,525 options to purchase ordinary shares was granted to five non-executive board members with an exercise price of $1.94 per share. The options will vest over one year in four equal quarterly installments starting on January 1, 2026. This grant was approved by the shareholders of the Company on October 4, 2021.

b)
On January 1, 2026, the Company issued 148,872 ordinary shares to five non-executive members of the board of directors in lieu cash board fees for fiscal year 2025, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares on the grant date was $289 using the market price of the ordinary shares on the grant date.

c)
On February 3, 2026, the Company and OPKO entered into an amended and restated collaboration and license agreement (the “A&R Collaboration Agreement”), which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily LA-PTH tablets for the treatment of hypoparathyroidism and other indications in addition to the original oral dual agonist GLP-1/glucagon peptide program. Development costs incurred by the parties with respect to the development of the LA-PTH program will be shared equally between the Company and OPKO. Except for the forgoing, the material terms of the 2025 Collaboration Agreement remain unchanged and in full force and effect.

d)	On February, 2026, two former non-executive board members exercised options for an aggregate of 216,666 ordinary shares for a total consideration of $130.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, those officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on such assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 9C.           DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers as of the date of this Annual Report and their respective ages, positions and biographies are set forth below.

Name	Age	Position
Executive Officers
Miranda Toledano	49	Chief Executive Officer, Director
Gregory Burshtein	49	Chief of Research and Development
Dana Yaacov-Garbeli	42	Chief Financial Officer
Hillel Galitzer	47	Chief Operating Officer

Non-Employee Directors
Geno J. Germano(1)	65	Director, Chairman of the Board of Directors
Steven D. Rubin(1)(2)(3)	65	Director, Chairman of the Audit Committee
Sean Ellis(1)(3)(4)	51	Director
Haya Taitel(1)(2)(4)	63	Director, Chairperson of the Nominating and Corporate Governance Committee
Yonatan Malca(1)(2)(3)	59	Director, Chairman of the Compensation Committee

(1)	Independent in accordance with SEC regulations and Nasdaq rules requirements applicable to us.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Miranda Toledano has served as the Company’s Chief Executive Officer since July 2022 and as member of our Board of Directors since September 2018. Ms. Toledano has over 25 years of C-level leadership, principal investment and Wall Street/capital market experience in the biotech sector. Previously, Miranda served as Chief Operating Officer, Chief Financial Officer, and Director of TRIGR Therapeutics, a stealth oncology focused, clinical stage bispecific antibody company, from August 2018 until its acquisition by Compass Therapeutics (Nasdaq: CMPX) in June 2021. At TRIGR, Miranda oversaw the clinical development of lead asset TR009 (now tovecimig) and led strategic execution, including a $117 million China License Transaction and TRIGR’s 2021 acquisition by CMPX. Previously, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co. (acquired by B. Riley FBR & Co.), where she completed biotech equity financings (IPOs, ATMs, and follow-ons) totaling over $4 billion in aggregate value. Earlier in her career, Ms. Toledano served as vice president in the investment group of Royalty Pharma (Nasdaq: RPRX) from 2004 to 2010. Ms. Toledano is also a member of the board of directors of Journey Medical (Nasdaq: DERM). Ms. Toledano holds a B.A. in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.

Gregory Burshtein, PhD has led research and development at the Company since he joined Entera in September 2012, as Director of Pharmaceutical R&D, and since May 2024, as our Chief of Research and Development. Dr. Burshtein is a leader in the field of oral delivery of peptides, has published in peer-reviewed journal articles and holds 25 issued patents and has 113 pending patent applications related to development, formulation, and delivery of oral large molecules. Dr. Burshtein holds over 20 years of experience in the field of drug delivery, pharmacology and biopharmaceutics, with a primary focus on the challenging area of oral delivery of therapeutic peptides. in this field. Dr. Burshtein obtained his Ph.D. in Pharmaceutical Sciences, MSc in Clinical Pharmacy, and B. Pharm degree from the Institute for Drug Research, Faculty of Medicine of the Hebrew University of Jerusalem.

Dana Yaacov-Garbeli has served as our Chief Financial Officer since June 2019. Ms. Yaacov-Garbeli has over 17 years of finance and accounting experience. She previously served as Senior Manager at PwC Israel overseeing audits of public and private companies. She has significant experience in financial planning, operations management, external and internal audit for public multinational companies under US GAAP, IFRS and PCAOB standards. Ms. Yaacov-Garbeli holds a B.A in accounting and business management and an MBA in financial management from The College of Management and Academic studies. Ms. Yaacov-Garbeli is a Certified Public Accountant in Israel.

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

Non-Employee Directors

Geno J. Germano is a 35-year veteran of the pharmaceutical and life sciences industry with extensive experience in development and commercialization of a broad range of medicines across most therapeutic categories. Most recently, from August 2018 to June 2024, Mr. Germano served as President and Chief Executive Officer and a board member of Elucida Oncology, Inc., a biotechnology company. He previously served as President of Intrexon Corporation, or Intrexon, a leader in engineering and industrialization of biology, from June 2016 to March 2017. Prior to joining Intrexon, from 2014 to February 2016, Mr. Germano was Group President of the Global Innovative Pharma Business of Pfizer, where he led a growing global $14 billion business with market-leading medicines and an extensive portfolio of late-stage development candidates in several therapeutic areas. Mr. Germano was also Co-Chair of the Portfolio Strategy and Investment Committee at Pfizer from 2013 to February 2016. Previously, from 2009 through 2013, Mr. Germano served as President and General Manager of Pfizer’s Specialty Care and Oncology business units where he led commercial, medical, and post proof-of-concept pipeline strategy and development across global markets. Additionally, Mr. Germano has served on the board of directors of Precision Biosciences, Inc., a clinical stage biotechnology company, since March 2020. In the past five years, Mr. Germano served on the boards of directors of Sage Therapeutics (from 2016 until the company was acquired in 2025), Orbital Therapeutics, a private pre-clinical stage biotechnology company (from March 2025 until the company was acquired in December 2025), Bioverativ Inc. (acquired by Sanofi S.A. in March 2018) and The Medicines Company (acquired by Novartis AG in January 2020). Mr. Germano received his B.S. in Pharmacy from Albany College of Pharmacy.

Steven D. Rubin has served as OPKO Health’s Executive Vice President – Administration since May 2007 and as a director since February 2007. He has extensive experience as a practicing lawyer, and as general counsel and board member to multiple public companies. Mr. Rubin currently serves on the board of directors of the following companies: Niagen Bioscience, Inc. (Nasdaq: NAGE), a bioscience company developing NAD+ products to support cellular health; Cocrystal Pharma, Inc. (NASDAQ:COCP), a biotechnology company developing new treatments for viral diseases; Eloxx Pharmaceuticals (NASDAQ: ELOX), a biotechnology company engaged in ribosomal RNA targeted genetic therapies for rare diseases; and Red Violet, Inc., (NASDAQ: RDVT) a leading analytics and information solutions provider. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin previously served as a director of the following companies: Neovasc, Inc. (NASDAQ:NVCN), a company developing and marketing medical specialty vascular devices; Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company; Castle Brands, Inc. (NYSE:ROX), a developer and marketer of premium brand spirits; Kidville, Inc. (OTCBB:KVIL), an operator of large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds; VBI Vaccines Inc. (NASDAQ CM: VBIV), a commercial-stage biopharmaceutical company developing a next generation of vaccines; Dreams, Inc. (NYSE MKT: DRJ), a vertically integrated sports licensing and products company; Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc.; and, PROLOR Biotech, Inc.; and Cognit, Inc. (NASDAQ:COGT), a data and analytics company providing cloud-based mission-critical information and performance marketing solutions. Mr. Rubin holds a B.A. degree from Tulane University and a Juris Doctor from University of Florida.

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

Haya Taitel has served as a member of our Board since June 2023. Ms. Taitel has over 30 years of global C-level biopharma commercial and strategic executive experience. She currently serves as the Head of Sanofi’s Strategic Partnership and Portfolio Planning where she is responsible for increasing franchise growth and profitability. Prior to her role at Sanofi, Ms. Taitel served as the Chief Commercial Officer of Kadmon Pharmaceuticals, LLC, where she contributed to the launch of Rezurock®, from 2013 until the company was acquired by Sanofi for $1.9 billion in November 2021. Ms. Taitel also led Kadmon Board’s Executive Commercial Committee. Beginning in 1997, Ms. Taitel had held various commercial leadership positions of increasing seniority at Johnson and Johnson in multiple therapeutic areas, including oncology, immunology, neurology and women’s healthcare. Ms. Taitel holds a Master of Science, Pharmacology, (PharmD equivalence) from Temple University and a Bachelor of Science, Pharmacy and Biology from the Hebrew University School of Pharmacy in Jerusalem, Israel. Our Board believes that Ms. Taitel is qualified to serve as a director based upon her extensive biopharmaceutical industry experience and specific commercial domain expertise in women’s health.

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

Under our Articles, the Board must consist of at least three and no more than ten persons. Currently, our Board consists of six directors. Our Board is divided into three classes, with staggered three-year terms with one class comes up for election each year. The Class I, Class II and Class III directors have terms expiring at our annual meeting of shareholders in 2027, 2028 and 2026, respectively. The members of the classes as of the date hereof are as follows:

•	the Class I directors are Miranda Toledano and Yonatan Malca;

•	the Class II director is Haya Taitel;

•	the Class III directors are Steven D. Rubin, Geno J. Germano and Sean Ellis.

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

Under the Companies Law and our Articles, nominees for directors may also be proposed by any shareholder holding at least one percent (1%) of our outstanding voting power. However, any such shareholder may propose a nominee only if a written notice of such shareholder’s intent to propose a nominee has been given to our Chief Executive Officer. Subject to any requirements under the Companies Law, to be considered timely and thereby be added to such agenda, such a request must be delivered, either in person or by certified mail, postage prepaid, and received at the Company’s offices, (i) in the case of an annual meeting, no less than sixty (60) days nor more than one-hundred twenty (120) days prior to the date of the first anniversary of the preceding year’s annual meeting, provided, however, that, in the event that the date of the annual meeting is advanced more than thirty (30) days prior to or delayed by more than thirty (30) days after the anniversary of the preceding year’s annual meeting, notice by the proposing shareholder, in order to be timely, must be received no earlier than the close of business one-hundred twenty (120) days prior to such annual meeting and no later than the close of business on the later of ninety (90) days prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made, and (ii) in the case of a Company meeting of shareholders that is an extraordinary meeting, no earlier than one-hundred twenty (120) days prior to such extraordinary meeting and no later than the close of business on the later of sixty (60) days prior to such extraordinary meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made, subject to applicable law. Any such notice must include certain information, including, among other things, a description of all arrangements between the nominating shareholder and the proposed director nominee and any other person pursuant to which the nomination is to be made by the nominating shareholder, the consent of the proposed director nominee to serve as our director if elected and a declaration signed by the nominee declaring that there is no limitation under the Companies Law preventing his or her election, and that all of the information that is required under the Companies Law to be provided to us in connection with such election has been provided.

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

Under the Companies Law, our Board must also determine the minimum number of directors who are required to have accounting and financial expertise. In determining the number of directors required to have such expertise, our Board must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our Board has determined that we require one director with accounting and financial expertise. Our Board has determined that Mr. Sean Ellis, Mr. Steven D. Rubin and Mr. Yonatan Malca each have financial and accounting expertise as defined in the regulations promulgated under the Companies Law.

Other than with respect to our directors who are also executive officers or employees, there are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their service as directors of our Company. For information with respect to compensation arrangements with our directors that are also executive officers or employees, see the sections entitled “Item 11. Executive Compensation” and ”Item 13. Certain Relationships and Related Party Transactions” included in this Annual Report.

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

Director Independence

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets the independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report, as defined in the listing standards of Nasdaq: Geno J. Germano, Steven D. Rubin, Sean Ellis, Yonatan Malca, and Haya Taitel. In making these determinations, our Board considered the current and prior relationships that each non-employee director has or had with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” contained in this Annual Report.

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

Our Audit Committee consists of Steven D. Rubin, who also serves as chairman of the committee, Yonatan Malca, and Sean Ellis. The Board has determined that each of the members of our Audit Committee is an independent director and additionally satisfies the heightened standards for audit committee service under applicable SEC and Nasdaq rules. All designated members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and SEC regulations. Our Board has determined that Steven D. Rubin is an audit committee financial expert.

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

Compensation Committee

Composition

We have a Compensation Committee, the members of which are Yonatan Malca, who also serves as chairman of the committee, Steven D. Rubin and Haya Taitel. Each member of our Compensation Committee is independent under Nasdaq rules.

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

In 2023 and 2025, in determining the compensation of certain executive officers and in determining our compensation policy, the Compensation Committee retained the services of a compensation consultant, Brightman Almagor Zohar & co., a firm in the Deloitte Touche Tohmatsu Limited network, to conduct a comparative survey of the compensation of such Office Holders. The 2023 and 2025 comparative studies consisted of: (i) executive compensation benchmark analyses which included comparative data of the Company’s executive compensation, relative to the peer-group companies in Israel and (ii) executive compensation benchmark analyses which included comparative data of the Company’s executive compensation, relative to the peer-group companies in the United States.

On May 27, 2024, the Compensation Committee and the Board voted to approve, and on July 31, 2024, the shareholders of the Company ratified and confirmed, the revised compensation terms of the Company’s non-executive directors, retroactively effective as of January 1, 2024, which includes (i) a quarterly grant of fully vested Ordinary shares, in lieu of each non-executive director’s respective quarterly cash compensation and (ii) an annual option grant. On July 16, 2025, following the recommendation of the Compensation Committee and the Board’s approval and recommendation, the Shareholders of the Company voted to approve an Amended Compensation Policy, which is substantially similar to the Company’s prior policy, subject to certain updated thresholds to align with market standards and to attract prospective management members, such that the policy would be effective for the next three years, or such longer period as permitted and in accordance with the Israeli Companies Law.

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

Delinquent Section 16(a) Reports

Based solely upon our review of copies of filings or written representations from the reporting persons, other than as noted below, we believe that all reporting persons timely filed all reports required by them under Section 16(a) of the Exchange Act with respect to the year ended December 31, 2025.

On May 20, 2025, Leslie Velka Gautam, a former executive officer of the Company, filed an untimely Form 3 due to delays in obtaining such reporting person’s EDGAR codes from the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Policy

Our compensation policy was last approved by our shareholders on July 16, 2025, after having been recommended by our Compensation Committee and approved by our Board, and will therefore, under the Companies Law, will need to be either re-approved, amended, or replaced by a new policy no later than 2028, and every three years thereafter. The compensation policy includes, among other matters prescribed by the Companies Law, a framework for establishing the terms of office and employment of the directors and officers and guidelines with respect to the structure of the variable pay of officers.

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

The performance measures and targets for receiving the annual bonus are intended to be measurable and quantifiable and may include, without limitation: (i) objectives such as capital investment, cash balance relative to equity, obtaining approval from the authorities in the target markets; and (ii) key performance indicators, determined for each Officer separately, according to the Officer’s position. The annual bonus also includes a non-measurable, qualitative component of up to 20% of an Officer’s annual bonus, which is based on an evaluation of such Officer in accordance with qualitative measures provided in the annual bonus grant.

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

Equity-based Compensation

Our compensation policy also includes an equity incentive component designed to retain Officers, align Officers and shareholders’ interests and incentivize Officers to attain business achievements without taking unreasonable risk, under which the Company may grant Officers options to purchase shares, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards (collectively referred to as “equity awards”). The equity awards are determined individually by our Compensation Committee and the Board and awarded from time to time based on, among other elements, each Officer’s (a) contribution to the Company’s performance, (b) ability to influence the Company’s future and performance and (c) the Officer’s skills, qualifications, experience, roles and personal responsibilities. Additionally, the Compensation Committee and the Board award equity-based compensation based upon the desired mix of compensation components and the mix of equity awards, as well as the desired competitive levels and dilution or pool limits.

Our compensation policy limits the annual value of equity awards granted to an Officer, measured at the applicable grant date, to 25 times the monthly base salary of such Officer. These equity awards must provide for a vesting period of not less than one year, and options may be granted with terms of not more than 10 years following the grant date. For option grants and share appreciation rights, the exercise price shall be no less than the fair market value of the underlying Ordinary Shares on the date of grant and subject to applicable law.

While the Company does not have a formal policy in place, it is the Company’s practice to typically award equity grants to executive officers and non-employee directors at the beginning of each fiscal year, subject to the Company not being in possession of any material non-public information.

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

Termination

Our Officers are further entitled to certain termination payments and benefits. Officers are entitled to an advance notice period, severance payments and retirement and termination awards. The retirement and termination awards are subject to the Compensation Committee and the Board’s approval, and may be provided only: (a) in certain change of control related cases; (b) if the Officer has made a special contribution to the advancement of the Company’s business during his employment period as shall be determined by the Compensation Committee; or (c) in respect of Officers other than the CEO, if the CEO has recommended granting a retirement bonus.

Director Compensation

The compensation policy provides that non-employee directors’ compensation packages are determined pursuant to the provisions of the Companies Law in accordance with the Company’s objective to attract and retain talented directors with excellent educational background, qualifications, skills, expertise, professional experience and achievements, by providing a fair and competitive compensation program. Our non-employee directors may be eligible to receive an annual Board membership fee, annual Committee membership fee and equity-based compensation. Non-employee directors may also be entitled to receive insurance, indemnification and release arrangements. The chair of the Board and the chairs of the Board committees may also receive additional annual cash payments for their service in such capacities, subject to the provisions of applicable law.

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

Summary Compensation Table

The table and summary below outline the compensation granted to our named executive officers (“Named Executive Officers”) during our fiscal years ended December 31, 2025 and December 31, 2024. As a “smaller reporting company,” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company’s principal executive officer (“PEO”), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but who were not serving in that capacity at the end of the fiscal year if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

The below figures are represented in thousands.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Award(s) ($)(1)	RSUs Award(s) ($)(2)	All Other Compensation ($)	Total ($)
Miranda Toledano	2025	490	-	590	330	72	1,482
Chief Executive Officer and director	2024	419	-	538	156	36	1,149
Hillel Galitzer	2025	282	-	176	48	25	531
Chief Operating Officer	2024	259	-	175	54	43	531
Gregory Burshtein	2025	217	-	202	48	37	504
Chief of Research and Development	2024	172	-	92	45	28	337

(1)
Reflects the associated annual expense recorded in our financial statements based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in Note 6 to the Company’s audited financial statements for the year ended December 31, 2025 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)
Reflects the associate annual expenses for RSUs granted in place of annual bonus in cash recorded in our financial statements based on the fair value of the share-based compensation grant date market computed in accordance with ASC Topic 718. The fair value amount is recognized as an expense over the course of the vesting period of the RSUs in the Company’s audited financial statements for the year ended December 31, 2025 included in this Annual Report.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards at December 31, 2025 for our Named Executive Officers.

	Number of Securities Underlying Unexercised Options and Unvested RSUs		Option Expiration
Name	Exercisable	Unexercisable	Date
Miranda Toledano	33,638	-	1/17/2029
Chief Executive Officer and director	35,852	-	1/1/2032
	107,557	-	1/1/2032
	437,500	62,500(1)	05/16/2032
	487,500	112,500(2)	07/15/2032
	218,750	131,250(3)	04/24/2033
	250,000	250,000(4)	04/19/2034
	-	500,000(5)	28/04/2035
	-	90,351(6)	N/A
Gregory Burshtein	20,000	-	01/17/2029
Chief of Research and Development	18,900	-	03/16/2030
	51,000	-	04/07/2031
	39,375	5,625(7)	04/28/2032
	40,625	24,375(8)	04/24/2033
	75,000	75,000(9)	04/19/2034
		200,000(10)	28/04/2035
	-	13,158(11)	N/A
Hillel Galitzer	175,000	-	03/16/2030
Chief Operating Officer	125,000	-	04/21/2031
	56,250	3,750(12)	03/24/2032
	131,250	78,750(13)	04/24/2033
	65,000	65,000(14)	04/19/2034
		100,000(15)	28/04/2035
		13,158(16)	N/A

(1)	The 62,500 unexercisable options as of December 31, 2025 will vest in two equal quarterly installments beginning on February 16, 2026.

(2)	The 112,500 unexercisable options as of December 31, 2025 will vest in three equal quarterly installments beginning on January 15, 2026.

(3)	The 131,250 unexercisable options as of December 31, 2025 will vest in six equal quarterly installments beginning on January 24, 2026.

(4)	The 250,000 unexercisable options as of December 31, 2025 will vest in six equal quarterly installments beginning on January 19, 2026.

(5)
Of the 500,000 unexercisable options as of December 31, 2025, 33.33% vest on April 28, 2026, the first anniversary of the grant date, and the remaining 66.67% vesting in 8 equal quarterly installments over the following two years.

(6)	The 90,351 unvested RSUs as of December 31, 2025 will vest in two equal quarterly installments beginning on January 28, 2026.

(7)	The 5,625 unexercisable options as of December 31, 2025 will vest in two equal quarterly installments beginning on January 28, 2026.

(8)	The 24,375 unexercisable options as of December 31, 2025 will vest in six equal quarterly installments beginning on January 24, 2026.

(9)	The 75,000 unexercisable options as of December 31, 2025 will vest in six equal quarterly installments beginning on January 19, 2026.

(10)
Of the 200,000 unexercisable options as of December 31, 2025, 33.33% vest on April 28, 2026, the first anniversary of the grant date, and the remaining 66.67% vesting in 8 equal quarterly installments over the following two years.

(11)	The 13,158 unvested RSUs as of December 31, 2025 will vest in two equal quarterly installments beginning on January 28, 2026.

(12)	The 3,750 unexercisable options as of December 31, 2025 will vest in one installments on March 31, 2026.

(13)	The 78,750 unexercisable options as of December 31, 2025 will vest in six equal quarterly installments beginning on March 31, 2026.

(14)	The 65,000 unexercisable options as of December 31, 2025 will vest in six equal quarterly installments beginning January 19, 2026.

(15)
Of the 100,000 unexercisable options as of December 31, 2024, 33.33% vest on April 28, 2026, the first anniversary of the grant date, and the remaining 66.67% vesting in 8 equal quarterly installments over the following two years.

(16)	The 13,158 unvested RSUs as of December 31, 2025 will vest in two equal quarterly installments beginning on January 28, 2026.

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

The table below outlines compensation earned by our non-employee directors for the fiscal year ended December 31, 2025, including fees earned in cash and options awarded for services provided as a director. To help the Company maintain sufficient cash for operations, the Company’s shareholders approved a revised compensation structure for non-executive directors, which was implemented to enhance the Company’s financial flexibility and align directors’ interests with those of shareholders. This revised structure involves granting fully vested Ordinary Shares quarterly instead of quarterly cash payments, effective retroactively as of January 1, 2024. Under this arrangement, each non-executive director receives a quarterly grant of fully vested Ordinary Shares. Such quarterly grants for the fiscal year ended December 31, 2025 were granted in a single aggregate grant on January 1, 2026. The value of these shares is equivalent to their respective cash compensation for board and committee services, calculated based on the average daily closing share price of the Ordinary Shares during the applicable fiscal quarter. Directors who serve only part of a quarter receive a pro rata portion of the shares.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Equity Awards ($)(2)	All Other Compensation ($)	Total ($)
Gerald Lieberman (3)	-	45,264	74,290	-	119,554
Yonatan Malca	-	45,264	58,505	-	103,768
Gerald M. Ostrov (3)	-	45,264	55,719	-	100,982
Sean Ellis	-	45,264	49,220	-	94,483
Haya Taitel	-	47,580	51,078	-	98,658

(1)
Reflects the associated annual expense recorded in our financial statements based on the grant date fair value of the share-based compensation granted in exchange for the directors’ and officers’ services computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). The assumptions used in calculating the amounts are discussed in Note 6 of the Company’s audited financial statements for the year ended December 31, 2025 included in this Annual Report. The fair value amount is recognized as an expense over the course of the vesting period of the options (subject to any applicable accounting adjustments during that period).

(2)	Reflects the associated annual expenses for Ordinary Shares granted in January 2026 in lieu of cash fees earned for services rendered during 2025, based on the grant date market value.

(3)	Former board member that resigned as a director of the Company in February 2026.

The table below sets forth the aggregate number of share options of each non-employee director outstanding as of December 31, 2025:

Name	Share Options
Gerald Lieberman	402,930
Yonatan Malca	402,930
Gerald M. Ostrov	402,930
Sean Ellis	402,930
Haya Taitel	170,480

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

In connection with Ms. Toledano’s appointment as Chief Business Officer, Chief Financial Officer and Head of Corporate Strategy in May 2022, Ms. Toledano entered into an employment agreement (the “Original Employment Agreement”) with the Company, providing for an annual employer cost of $350,000 inclusive of base salary, pension payments, severance and disability benefits as required under Israeli law. Additionally, Ms. Toledano was entitled to a grant of options pursuant to the Company’s 2018 Equity Incentive Plan to purchase 500,000 Ordinary Shares of the Company’s Ordinary Shares at an exercise price of $2.02 per share, the closing price of the Ordinary Shares on the date the option was approved by the Board. The options vest over four years, with 25% of the options vesting on May 16, 2023 and the remaining 75% vesting in quarterly increments over the remaining three-year period, subject to Ms. Toledano’s continued employment. In addition, Ms. Toledano was eligible to receive an annual bonus in an amount equal to 50% of her annual base salary. Under the Original Employment Agreement, Ms. Toledano also agreed to customary non-disclosure and non-competition covenants.

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

On April 24, 2023, the Compensation Committee and the Board voted to approve, and on September 13, 2023, the shareholders of the Company ratified and confirmed, (i) a salary increase for Ms. Toledano, according to which her annual employer cost would be increased to $480,000, and (ii) a one-time grant of options to purchase 350,000 Ordinary Shares, at an option exercise price of $0.795 per Ordinary Share, under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), both of which were deemed by the Board to be inside the respective ranges set in the Company’s compensation policy. For the sake of good corporate governance, the Company and Ms. Toledano executed an amendment to Ms. Toledano’s employment agreement in January 2024, under the terms of which the salary increase became effective on January 1, 2024.

On April 23, 2025 and April 28, 2025, the Compensation Committee and the Board, respectively, voted to approve, and on July 16, 2025, the shareholders of the Company ratified and confirmed for Ms. Toledano: (i) a salary increase for Ms. Toledano, according to which her annual employer cost would be increased to $600,000, as of April 1, 2025 (while with respect to the 12-month period beginning April 1, 2025, in order to preserve Company cash, Ms. Toledano is entitled to receive a one-time grant of 43,860 RSUs in place of $100,000 of her Updated Salary in lieu of cash payment for such one (1) year period (the “2025 Salary RSUs”), under the 2018 Plan and subject to the requirements of applicable laws and regulations. the 2025 Salary RSUs shall vest over a one (1) year period, with 100% of the 2025 Salary RSUs vesting in four substantially equal portions over the 12 month period and (ii) a one-time grant of options to purchase an additional 500,000 Ordinary Shares (the “2025 Options”), at an exercise price of $2.28 per Ordinary Share, under the 2018 Plan, and subject to the requirements of applicable laws and regulations.

Hillel Galitzer

In March 2014, we entered into an employment agreement with our Chief Operating Officer, Mr. Hillel Galitzer. Pursuant to the terms of his employment, and within the discretion granted to the Board, Mr. Galitzer was entitled to an annual gross base salary of $230,725 for both 2022 and 2023, which represents an increase in base salary from the original terms of the employment agreement approved by the Board. In 2024, the Board approved an increase to Mr. Galitzer’s annual salary, and he is currently entitled to an annual gross base salary of $246,000. The Board approved an increase to Mr. Galitzer’s annual salary, effective April 1, 2025, and he is currently entitled to an annual gross base salary of $254,000. Additionally, pursuant to the terms of his employment agreement, Mr. Galitzer is eligible to participate in the Company’s standard full-time employment benefits that are offered by the Company from time to time, which currently include short-term disability and pension fund benefits. Mr. Galitzer is also generally entitled to reimbursement for travel and other business expenses and other benefits, including vacation, holidays, company car and sick leave. Subject to applicable law, Mr. Galitzer is also covered by our D&O insurance policy. Pursuant to the terms of his employment agreement, Mr. Galitzer is eligible to receive equity awards under the Company’s existing and future incentive plans, on such amount and terms as shall be approved by the Board. Pursuant to the terms of his employment agreement, Mr. Galitzer also agreed to customary non-disclosure and non-competition covenants.

Gregory Burshtein

Dr. Burshtein currently serves as the Company's Chief of Research and Development. Pursuant to the terms of his employment, and within the discretion granted to the Board, Dr. Burshtein was entitled to an annual gross base salary of $157,000 for 2024, increasing to $200,000 effective as of April 1, 2025. Additionally, pursuant to the terms of his employment agreement, Mr. Burshtein is eligible to participate in the Company's standard full-time employment benefits that are offered by the Company from time to time, which currently include pension fund benefits. Mr. Burshtein is also generally entitled to reimbursement for travel and other business expenses and other benefits, including, vacation, holidays, travel expenses and sick leave. Subject to applicable law, Mr. Burshtein is also covered by our D&O insurance policy. Pursuant to the terms of his employment agreement, Mr. Burshtein also agreed to customary non-disclosure and non-competition covenants.

On April 28, 2025, the Board voted to approve revised compensation terms and a one-time grant of compensation for Dr. Burshtein, including (i) options to purchase 200,000 Ordinary Shares (the "Gregory's 2025 Options"), at an exercise price of $2.28 per Ordinary Share, under the 2018 Plan, and (ii) a one-time grant of 26,316 RSUs in lieu of a cash bonus for 2024 (the "Gregory's 2025 RSUs") under the 2018 Plan. Gregory's 2025 Options shall vest over a three (3) year period, with a third of the Gregory's 2025 Options vesting at the end of a 12-month period following April 28, 2025, and the remaining two-thirds of Gregory's 2025 Options shall vest in eight substantially equal portions over the next two (2) year period thereafter, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Gregory's 2025 Options that vest in the installment shall be such that Dr. Burshtein will be fully vested in the total number of Gregory's 2025 Options listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Gregory's 2025 Options shall become fully vested on April 28, 2028). Gregory's 2025 RSUs shall vest over a one (1) year period, with 100% of Gregory's 2025 RSUs vesting in four substantially equal portions over the 12 month period following April 28, 2025, on a quarterly basis, rounded down to the nearest whole share, provided, that with respect to the last such quarterly installment, the number of Gregory's 2025 RSUs that vest in the installment shall be such that Dr. Burshtein will be fully vested in the total number of Gregory's 2025 RSUs listed above as of such applicable quarterly anniversary (i.e., such that one hundred percent (100%) of Gregory's 2025 RSUs shall become fully vested on April 28, 2026).

Employee Equity Incentive Plans

2013 Share Incentive Plan

On March 17, 2013, our Board approved our 2013 Plan for the granting of stock options, restricted share units, restricted share awards and performance-based awards, in order to provide incentives to our employees, directors, consultants and/or service providers. As of December 31, 2025, 810,550 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2013 Plan, at a weighted-average exercise price of $6.31 per share. As of December 31, 2025, all of the foregoing outstanding options had vested under the 2013 Plan. The 2013 Plan is administered by our Board or by a committee appointed by our Board. Upon the completion of our initial public offering, the remaining pool of reserved Ordinary Shares under the 2013 Plan was cancelled, and the only reserved Ordinary Shares available for grants to our employees, directors, consultants and service providers in the future are those under the 2018 Plan (which is described below).

2018 Equity Incentive Plan

On July 2, 2018, in connection with the consummation of our initial public offering, our Board approved our 2018 Plan, with the purpose of advancing the interests of our shareholders by enhancing our ability to attract, retain and motivate individuals to perform at the highest level. The 2018 Plan governs issuances of equity incentive awards from and after the closing of our initial public offering. The maximum number of Ordinary Shares initially available for issuance under equity incentive awards granted pursuant to the 2018 Plan could not exceed 12% of the total outstanding Ordinary Shares as of the time of adoption. On January 1, 2019 and on January 1 of each calendar year thereafter, an additional number of shares equal to 5% of the total outstanding Ordinary Shares on such date (or any lower number of shares as determined by our Board) have and will become available for issuance under the 2018 Plan. In our shareholders meeting held September 7, 2022, our shareholders approved an amendment to the 2018 Plan to increase the number of Ordinary Shares issuable under the 2018 Plan by a one-time additional amount of 576,188 Ordinary Shares. In our shareholders meeting held July 31, 2024, our shareholders approved an amendment to the 2018 Plan to increase the number of Ordinary Shares issuable under the 2018 Plan by a one-time additional amount of 1,788,515 Ordinary Shares. On January 1, 2025, pursuant to the annual evergreen provision and following the approval of our Board, an additional 1,941,859 Ordinary Shares, equal to 5% of the total outstanding shares as of January 1, 2025, became available for issuance under the 2018 Plan. As of December 31, 2025, a total of 2,052,375 Ordinary Shares representing 4.4% of the total outstanding shares remained available for issuance under the 2018 Plan.  On January 1, 2026, pursuant to the annual evergreen provision and following the approval of our Board, an additional 2,308,931 Ordinary Shares, equal to 5% of the total outstanding shares as of January 1, 2026, became available for issuance under the 2018 Plan.

Equity incentive awards may be granted to our employees, non-employee directors, consultants or other advisors, as well as holders of equity compensation awards granted by a company that may be acquired by us in the future. Awards under the 2018 Plan may be granted in the form of options, share appreciation rights, restricted shares, restricted share units, performance awards or other share-based awards. Options and share appreciation rights will have an exercise price determined by the administrator but that is no less than fair market value of the underlying Ordinary Shares on the date of grant. As of December 31, 2025, 8,615,707 Ordinary Shares were issuable upon the exercise of outstanding awards under the 2018 Plan, at a weighted-average exercise price of $1.95 per share. Of the foregoing outstanding awards, as of December 31, 2025, options to purchase 5,483,678 Ordinary Shares, in the aggregate, had vested under the 2018 Plan, with a weighted-average exercise price of $1.90 per share.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Ordinary Shares as of March 23, 2026 by:

•	each person or entity known by us to own beneficially 5% or more of our outstanding Ordinary Shares;

•	each of our directors and executive officers individually; and

•	all of our executive officers and directors as a group.

The beneficial ownership of our Ordinary Shares is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership, generally, includes any shares over which a person exercises sole or shared voting or investment power. For purposes of the table and the related footnotes, unless described otherwise within the footnotes, Ordinary Shares issuable pursuant to options or warrants that are currently exercisable will become exercisable within 60 days following March 23, 2026 to be outstanding and beneficially owned by the person holding the options or warrants for the purposes of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group. The percentage of Ordinary Shares beneficially owned is based on 46,622,239 Ordinary Shares outstanding as of March 23, 2026. The beneficial ownership data provided below is based solely on information available to our Company and, in the case of major shareholders who are not otherwise officers or directors, has not been verified further. Except where otherwise indicated, we believe, based on information furnished to us by such owners, that the beneficial owners of the Ordinary Shares listed below have sole investment and voting power with respect to such shares.

Unless otherwise noted below, each person’s address is c/o Entera Bio Ltd., Kiryat Hadassah, Minrav Building - Fifth Floor, Jerusalem, Israel. 2

Name	Number and Percentage of Ordinary Shares
	Number	Percent
5% or Greater Shareholders (other than directors and executive officers)
Gakasa Holdings LLC (1)	5,534,275	11.8%
Israel Canada Hotels Ltd. (2)	3,732,540	8.01%
OPKO Health Inc. (3)	3,685,226	7.90%
Centillion Fund (4)	2,396,953	5.14%
Executive Officers and Directors:
Miranda Toledano (5)	2,452,574	5.04%
Hillel Galitzer (6)	728,073	1.54%
Sean Ellis (7)	599,404	1.27%
Dana Yaacov-Garbeli (8)	575,547	1.22%
Yonatan Malca (9)	488,722	1.04%
Gregory Burshtein (10)	451,759	*
Haya Taitel (11)	274,532	*
Geno J. Germano (12)	40,000	*
Steven D. Rubin (13)	15,000	*
All Directors and Executive Officers as a Group (9 persons) (14)	5,625,611	11.00%

* Less than 1%

(1)
Pursuant to the Schedule 13G/A filed with the SEC on November 20, 2024 regarding Gasaka Holdings LLC’s holdings. This consists of: 5,534,275 Ordinary Shares, The holder also owns (i) 347,604 Pre-Funded Warrants and (ii) purchase warrants to acquire 1,197,604 Ordinary Shares. Such warrants include a 9.99% ownership blocker and, as a result, are not included in the ownership amount. Gasaka Holdings LLC’s address is at 201 S. Biscayne Blvd suite 800, Miami, FL 33131.

(2)	Israel Canada Hotels Ltd. (Formerly: D.N.A Biomedical Solutions Ltd.) holdings consists of 3,732,540 Ordinary Shares. D.N.A’s address is at Shimon Hatarsi 43 St., Tel Aviv, Israel.

(3)
Pursuant to Schedule 13G filed with the SEC on April 2, 2025 regarding OPKO Health, Inc. holdings which consists of 3,685,226 Ordinary Shares. OPKO Health, Inc.’s address is at 4400 Biscayne Blvd., Miami, FL 33137.

(4)
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

(5)
Consists of (i) 381,399 Ordinary Shares, (ii) 23.952 Ordinary Shares underlying warrants to acquire Ordinary Shares, (iii) 45,176 Ordinary Shares underlying RSUs to acquire Ordinary Shares, and (iv) 2,002,047 Ordinary Shares underlying options to acquire Ordinary Shares.

(6)	Consists of (i) 83,994 Ordinary Shares, (ii) 6,579 Ordinary Shares underlying RSUs to acquire Ordinary Shares and (iii) 637,500 Ordinary Shares underlying options to acquire Ordinary Shares.

(7)	Consists of (i) 188,098 Ordinary Shares, (ii) 411,306 Ordinary Shares underlying options to acquire Ordinary Shares.

(8)	Consists of (i) 106,468 Ordinary Shares, (ii) 6,579 Ordinary Shares underlying RSUs to acquire Ordinary Shares and (iii) 462,500 Ordinary Shares underlying options to acquire Ordinary Shares.

(9)	Consists of (i) 77,416 Ordinary Shares and (ii) 411,306 Ordinary Shares underlying options to acquire Ordinary Shares.

(10)	Consists of (i) 94,863 Ordinary Shares, (ii) 6,579 Ordinary Shares underlying RSUs to acquire Ordinary Shares and (iii) 350,317 Ordinary Shares underlying options to acquire Ordinary Shares.

(11)	Consists of (i) 98,479 Ordinary Shares, (ii) 176,053 Ordinary Shares underlying options to acquire Ordinary Shares.

(12)	Consists of 40,000 Ordinary Shares.

(13)	Consists of 15,000 Ordinary Shares.

(14)
Consists of (i) 1,085,717 Ordinary Shares, (ii) 23,952 Ordinary Shares underlying warrant to acquire Ordinary Shares, (iii) 64,913 RSUs to acquire Ordinary Shares and (iv) 4,451,029 Ordinary Shares underlying options to acquire Ordinary Shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights (#)	Weighted-average exercise price of outstanding options, RSUs, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Plan	810,550	$6.31	-
2018 Plan	8,615,707	$1.95	2,052,375
Equity compensation plans not approved by security holders	-	-	-
Total	9,426,257	$2.32	2,052,375

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are any transactions occurring since January 1, 2024, and any currently proposed transactions to which either the Company was a party and in which:

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

Independent Directors

Our Board undertook a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. The Board has affirmatively determined that the following Directors are “independent” as of the date of this Annual Report as defined in the listing standards of Nasdaq: Geno J. Germano, Steven D. Rubin, Sean Ellis, Yonatan Malca and Haya Taitel.  In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm has served as our independent registered public accounting firm for 2025 and 2024. The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2025 and 2024 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; and (ii) services rendered during the period in connection with tax compliance, tax advice and tax planning.

	Year Ended December 31,
	2025	2024
Audit fees (1)	$224,500	$196,800
Tax fees (2)	5,150	5,150
Total fees	$229,650	$201,950

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
10.3
Amendment No. 1 to Sales Agreement, dated June 5, 2025, between Entera Bio Ltd. and Leerink Partners LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2025)

10.4
Securities Purchase Agreement, dated as of December 20, 2023, by and among Entera Bio Ltd. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 26, 2023)

10.5
Registration Rights Agreement, dated as of December 22, 2023, by and among Entera Bio Ltd. and the purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on December 26, 2023)

10.6†
Form of indemnification agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form F-1 (File No. 333-221472) filed with the SEC on November 20, 2017)

10.7†	The Entera Bio Ltd. Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form F-1 (File No. 333-221472) filed with the SEC on November 9, 2017)
10.8†	2018 Equity Incentive Plan (incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 (File No. 333-227488) filed with the SEC on September 24, 2018)
10.9†
Form of Stock Option Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.25 to the Annual Report on Form 20-F (File No. 001-38556) filed with the SEC on March 28, 2019)

10.10†*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan
10.11†
Amended and Restated Employment Agreement, dated July 15, 2022, by and between Entera Bio Ltd. and Miranda Toledano (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 18, 2022)

10.12†
Amendment to Employment Agreement, dated January 30, 2024, by and between Entera Bio Ltd. and Miranda Toledano (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 8, 2024)

10.13†
Consulting agreement, dated June 2, 2019, between Entera Bio Ltd. and Dana Yaacov Garbeli (through A2Z Finance Ltd.), as amended (incorporated by reference to Exhibit 10.11 to the Form 10-K filed with the SEC on March 8, 2024)

10.14†
Employment Agreement, dated as of June 8, 2014, between Entera Bio Ltd. and Hillel Galitzer, as amended. (incorporated by reference to Exhibit 10.12 to the Form 10-K filed with the SEC on December March 8, 2024)

10.15†*	Employment Agreement, dated as of July 16, 2025, between Entera Bio Ltd. and Gregory Burshtein
10.16+
Amended and Restated Collaboration and License Agreement, dated February 3, 2026, by and among Entera Bio Ltd., OPKO Health, Inc. and OPKO Biologics Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 4, 2026)

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

____________________
† Management contract or compensatory plan or arrangement.

+ Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

* Filed herewith.

** Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2026	ENTERA BIO LTD.

	By:	/s/ Miranda Toledano
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

Name	Title	Date

/s/ Miranda Toledano	Chief Executive Officer and Director	March 27, 2026
Miranda Toledano	(Principal Executive Officer)

/s/ Dana Yaacov-Garbeli	Chief Financial Officer	March 27, 2026
Dana Yaacov-Garbeli	(Principal Financial and Accounting Officer)

/s/ Geno J. Germano	Director	March 27, 2026
Geno J. Germano

/s/ Yonatan Malca	Director	March 27, 2026
Yonatan Malca

/s/ Sean Ellis	Director	March 27, 2026
Sean Ellis

/s/ Steven D. Rubin	Director	March 27, 2026
Steven D. Rubin

/s/ Haya Taitel	Director	March 27, 2026
Haya Taitel