Form 10-Q
period 2026-03-31
Entera Bio Ltd.
filed 2026-05-08
CIK 1638097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐  No ☒

As of May 4, 2026, the registrant had 49,225,321 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this Quarterly Report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Quarterly Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words including, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Part II, Item 1A-Risk Factors” of this Quarterly Report and in “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Meaningful factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates;

•	The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed;

•	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all;

•	Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials;

•	The scope, progress and costs of developing our product candidates such as EB613 for osteoporosis and EB612 for hypoparathyroidism or other oral peptides for the treatment of obesity, metabolic disorders (EB618) and gastrointestinal rare diseases may alter over time based on various factors such as regulatory requirements, collaboration agreements, the competitive environment and new data from pre-clinical and clinical studies;

•	The accuracy of our estimates regarding expenses, capital requirements, the sufficiency of our cash resources and the need for additional financing;

•	Our ability to continue as a going concern absent access to sources of liquidity;

•	Our ability to raise additional funds or consummate strategic partnerships to offset additional required capital to pursue our business objectives, which may not be available on acceptable terms or at all. A failure to obtain this additional capital when needed, or failure to consummate strategic partnerships, could delay, limit or reduce our product development, and other operations;

•	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success;

•	The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and third-party payors establish adequate coverage and reimbursement levels and pricing policies;

•	Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;

•	If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected;

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

•	Our reliance on third parties to conduct our clinical trials and on third-party suppliers to supply or produce our product candidates;

•	Our interpretation of FDA feedback and guidance and how such guidance may impact our clinical development plan;

•	Our ability to use and expand our N-Tab® platform to additional product candidates;

•	Our operation as a development stage company with limited operating history and a history of operating losses and our ability to fund our operations going forward;

•	Our competitive position with respect to other products on the market or in development for the treatment of osteoporosis, hypoparathyroidism, short bowel syndrome and other rare gastrointestinal disorders, obesity, metabolic conditions and other disease categories we pursue;

•	Our ability to establish and maintain development and commercialization collaborations;

•	Our ability to manufacture and supply enough material to support our clinical trials and any potential future commercial requirements;

•	The size of any market we may target and the adoption of our product candidates, if approved, by physicians and patients;

•	Our ability to obtain, maintain and protect our intellectual property and operate our business without infringing, misappropriating, or otherwise violating any intellectual property rights of others;

•	Our ability to retain key personnel and recruit additional qualified personnel;

•	Our ability to comply with laws and regulations that currently apply or become applicable to our business;

•	Our ability to manage growth; and

•	The Israel-Hamas conflict, that has been ongoing since October 2023, including involvement from Hezbollah, Iran and its proxies in the Middle East, such as the Houthis in Yemen and militias in Iraq and Syria, as well as the hostilities between the United States, Israel and Iran, and their impact on our operations and workforce, remains unknown.

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

We encourage you to read Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our 2025 Annual Report, each entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

ENTERA BIO LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

(Unaudited)

Assets	March 31,	December 31,
	2026	2025
CURRENT ASSETS:
Cash and cash equivalents	4,137	7,108
Restricted cash	7,790	7,775
Other current assets	566	415
TOTAL CURRENT ASSETS	12,493	15,298

NON-CURRENT ASSETS:
Property and equipment, net	127	134
Operating lease right-of-use assets	413	465
Restricted deposit	90	90
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	636	695
TOTAL ASSETS	13,129	15,993
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	274	448
Accrued expenses and other payables	1,117	1,525
Current maturities of operating lease	185	230
TOTAL CURRENT LIABILITIES	1,576	2,203
NON-CURRENT LIABILITIES:
Operating lease liabilities	263	260
Other long-term liabilities	567	393
Liability for employee rights upon retirement	36	36
TOTAL NON-CURRENT LIABILITIES	866	689
TOTAL LIABILITIES	2,442	2,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.0000769 par value: Authorized - as of March 31, 2026 and December 31, 2025, 140,010,000 shares; issued and outstanding as of March 31, 2026 and December 31, 2025, 46,622,239 and 46,178,630 shares, respectively	1	1
Additional paid-in capital	139,516	138,425
Accumulated other comprehensive income	41	41
Accumulated deficit	(128,871)	(125,366)
TOTAL SHAREHOLDERS' EQUITY	10,687	13,101
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	13,129	15,993

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES	-	42
COST OF REVENUES	-	42
GROSS PROFIT	-	-
OPERATING EXPENSES:
Research and development	2,251	1,123
General and administrative	1,288	1,440
TOTAL OPERATING EXPENSES	3,539	2,563
OPERATING LOSS	3,539	2,563
FINANCIAL (INCOME) EXPENSES, NET	(34)	4
NET LOSS	3,505	2,567

LOSS PER SHARE BASIC AND DILUTED	0.07	0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	47,756,409	43,377,391

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2026	46,178,630	1	138,425	41	(125,366)	13,101
Net loss	-	-	-	-	(3,505)	(3,505)
Exercise of options to ordinary shares	216,666	*	130	-	-	130
Vested restricted share units	226,943	*	-	-	-	-
Settlement in share of executive officers compensation (see note 3)	-	-	289	-	-	289
Share-based compensation	-	-	672	-	-	672
BALANCE AT MARCH 31, 2026	46,622,239	1	139,516	41	(128,871)	10,687

BALANCE AT JANUARY 1, 2025	38,837,220	1	121,965	41	(113,927)	8,080
Net loss	-	-	-	-	(2,567)	(2,567)
Exercise of warrants to ordinary shares	149,700	*	150	-	-	150
Issuance of ordinary shares under collaboration agreement, net	3,685,226	*	7,115	-	-	7,115
Issuance of ordinary shares under the ATM program, net	2,700,000	*	5,997	-	-	5,997
Vested restricted share units	48,531	*	-	-	-	-
Share-based compensation	-	-	604	-	-	604
BALANCE AT MARCH 31, 2025	45,420,677	1	135,831	41	(116,494)	19,379

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,505)	(2,567)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	7	8
Share-based compensation	672	604
Finance income, net	6	(4)
Changes in operating asset and liabilities:
Increase in other current assets	(94)	(333)
Increase (decrease) in accounts payable	(174)	2
Increase (decrease) in accrued expenses and other payables and other long-term liabilities	(2)	886
Net cash used in operating activities	(3,090)	(1,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8)
Net cash used in investing activities	-	(8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares under ATM program	-	6,183
Issuance cost	-	(186)
Issuance of ordinary shares, under collaboration agreement	-	7,190
Exercise of Options to ordinary shares	130	-
Exercise of warrants to ordinary shares	-	150
Net cash provided by financing activities	130	13,337

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	4	-
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(2,960)	11,925
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF THE PERIOD	14,973	8,740
CASH, CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF THE PERIOD	12,017	20,665
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	4,137	12,573
Restricted cash and deposits	7,880	8,092
Total cash and cash equivalents and restricted cash and deposits	12,017	20,665
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	35	-
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Issuance costs	-	75

ENTERA BIO LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for post-menopausal women with osteoporosis. In February 2026, the Company submitted to the FDA a clinical amendment which included the EB613 Phase 3 protocol, statistical analysis plan and open-label extension synopsis.

The Company’s second product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement therapy for hypoparathyroidism. In February 2026, the Company amended and restated the 2025 Collaboration Agreement (as defined in Note 5) with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”), to advance the first oral long-acting PTH analog (“LA-PTH”) as a once-daily tablet for patients with hypoparathyroidism.

In addition, EB618 is being developed pursuant to the Company’s collaboration with OPKO, pursuant to which the companies are advancing a proprietary novel dual agonist GLP-1/glucagon peptide as a once-daily tablet treatment for patients with obesity, metabolic and fibrotic disorders.

In addition to its internal product development programs, the Company intends to license its proprietary N-Tab® platform to biopharmaceutical companies for use with their proprietary compounds.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.

Because the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred negative cash flows from operating activities. The Company has incurred an accumulated deficit in the amount of $128.9 million as of March 31, 2026.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Cont.)

As disclosed in Note 7, in April 2026, the Company completed a private placement financing resulting in gross proceeds of approximately $10.0 million. The Company expects to use the net proceeds, in part, to support activities related to the preparation and initiation of its Phase 3 registrational study of EB613, as well as for general working capital and corporate purposes. The Company's management is of the opinion that its available funds as of March 31, 2026, including the proceed from the private placement disclosed in note 7, will be sufficient to support the Company’s ongoing operations under its current plans through the first quarter of 2027, including activities related to the preparation for its planned Phase 3 registrational study of EB613. The Company’s current capital resources do not include the capital required to fully fund the Company's proposed Phase 3 program for EB613 in osteoporosis. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management continually evaluates various financing alternatives and strategic collaborations, as the Company will need to finance future research and clinical development with additional capital. However, there is no certainty that the Company will be able to obtain such funding. These condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

d.	In October 2023, Israel was attacked by Hamas, a terrorist organization and entered a state of war. Since the commencement of these events, there have been additional active hostilities, including with Hezbollah in Lebanon, the Houthi movement which controls parts of Yemen, and Iran. In response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 12, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. On June 21, 2025, U.S. President Donald Trump announced that the United States had conducted air strikes against three nuclear sites within Iran. On October 9, 2025, a ceasefire had been reached. Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel conducted preemptive strikes targeting Iranian military infrastructure. Iran retaliated with extensive ballistic missile and drone attacks against Israel. On March 2, 2026, Hezbollah resumed hostilities by launching projectiles into northern Israel, ending the November 2024 ceasefire. Israel responded with airstrikes on Lebanon and ground operations in Southern Lebanon, marking a significant escalation in the regional conflict. In early April 2026, a two-week ceasefire between the United States and Iran was agreed and on April 21, 2026, U.S. President Donald Trump announced that the United States would extend the ceasefire with Iran, to allow Iran's leadership to present a unified proposal for negotiations. However, the ceasefire's durability remains uncertain. The United States has maintained a naval blockade of Iranian ports, and Iran has responded by intermittently restricting commercial vessel passage through the Strait of Hormuz, declaring that the waterway would remain effectively closed until the blockade is lifted. There can be no assurance that this ceasefire will hold or be extended, and hostilities between the United States, Israel and Iran could resume at any time. On April 16, 2026, following direct talks between Israeli and Lebanese officials in Washington, D.C., a 10-day cessation of hostilities between Israel and Lebanon was announced, brokered by the United States. The parties have requested that the United States facilitate further direct negotiations with the objective of achieving a comprehensive agreement for lasting security and peace. Israeli forces remain stationed in southern Lebanon and Hezbollah has not accepted the terms as binding, stating that its fighters will remain deployed and will respond to any violations. The ceasefire remains fragile, with reports of continued military operations by both sides in southern Lebanon. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The Company’s research personnel and certain management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are located outside of Israel.

Currently, the Company’s activities in Israel remain largely unaffected by the foregoing events. For the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025, the impact of such events on the Company’s results of operations and financial condition was immaterial.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026, the consolidated results of operations and statements of changes in shareholders' equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025.

The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2025, as filed with the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 27, 2026.

b.	Loss per share

Basic loss per share is computed on the basis of net loss for the period divided by the weighted average number of outstanding ordinary shares, pre-funded warrants and vested restricted share units (“RSUs”) during the period. Each outstanding pre-funded warrant has no expiration and is exercisable at a price of NIS 0.0000769 per ordinary share.

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options, warrants and “RSUs”, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, RSUs and warrants exercisable into 17,323,164 ordinary shares and 16,186,270 ordinary shares for the three months ended March 31, 2026 and 2025, respectively, because the effect would have been anti-dilutive.

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

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In December 2025, the FASB issued ASU 2025-10 “Government Grants (Topic 832)” to establish authoritative guidance on the accounting for government grants received by business entities. This update is effective beginning with the Company’s 2029 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements.” The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect ASU 2025-11 to have a material impact on its consolidated financial statements disclosures.

NOTE 3 - EQUITY AND SHARE-BASED COMPENSATION

Changes in Share Capital:

a.	On January 1, 2026, the Company issued 148,872 ordinary shares to five non-executive members of the board of directors in lieu of cash board fees for fiscal year 2025, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares on the grant date was $289 thousand.

b.	In February 2026, two former non-executive board members exercised options for an aggregate of 216,666 ordinary shares for total consideration of $130 thousand.

Share-based Compensation:

a.	On January 1, 2026, an aggregate of 167,525 options to purchase ordinary shares was granted to five non-executive board members with an exercise price of $1.94 per share. The options vest over one year in four equal quarterly installments, starting on January 1, 2026. This grant was approved by the shareholders of the Company on October 4, 2021. The fair value of the options at the date of grant was $227 thousand.

The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Three months ended March 31, 2026
Exercise price	$1.94
Dividend yield	-
Expected volatility	84.2%
Risk-free interest rate	5.74%
Expected life - in years	5.3

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	March 31,	December 31,
	2026	2025
Other current assets:
Prepaid expenses	310	37
Receivable in respect of collaborative arrangement	-	219
Other	256	159
	566	415

	March 31,	December 31,
	2026	2025
Accrued expenses and other payables:
Employees and employees related	242	264
Provision for vacation	211	168
Payable in respect of collaborative arrangement	46	-
Accrued expenses	455	726
Other payables	163	367
	1,117	1,525

NOTE 5 - COLLABORATION AND RESEARCH AGREEMENTS

On March 16, 2025, the Company entered into a collaboration agreement with OPKO (the “2025 Collaboration Agreement”), which is accounted for as a collaboration arrangement within the scope of ASC 808.

Under the terms of the 2025 Collaboration Agreement, the Company and OPKO have agreed to collaborate with respect to the preclinical and clinical development and decision making related to the oral delivery of a dual agonist GLP-1/glucagon peptide in an oral dosage form using Entera’s N-Tab™ technology platform for the treatment of obesity, metabolic and fibrotic disorders in humans. The Company and OPKO share in the economics and development costs of such program at 40% and 60%, respectively, subject to certain opt-out provisions. In connection with the agreement, the Company issued 3,685,226 ordinary shares to OPKO for aggregate gross proceeds of $8.0 million, which were allocated between equity and the collaboration components of the arrangement. Amounts allocated to the collaboration component are recognized over the period of performance and presented within other liabilities in the consolidated balance sheet.

On February 3, 2026, the Company and OPKO amended and restated the 2025 Collaboration Agreement (the “A&R Collaboration Agreement”) to expand the scope of the collaboration to include the preclinical and clinical development of a daily LA-PTH tablet for the treatment of hypoparathyroidism (EB612) and additional indications. Development costs related to the LA-PTH program are shared equally between the parties. Except for the foregoing expansion, the material terms of the 2025 Collaboration Agreement remain unchanged.

For the three months ended March 31, 2026, the Company recognized net expenses of $523 thousand relating to the A&R Collaboration Agreement.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s Chief Executive Officer is the chief operating decision marker (the “CODM”). The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis based on net losses.

b.	Segment information:

	March 31,	March 31,
	2026	2025
Revenues	-	42
Less:
Research and development, net:
Sub-contractors and consulting expense (EB613)	780	373
Net expenses related to OPKO Collaboration Agreement	523	-
Payroll and related expenses	435	395
Share-based compensation	313	176
Rent and related expenses	128	123
Other development expenses*	72	56
Other segment expenses**	1,254	1,486

Segment net loss	3,505	2,567

* Other development expenses include materials and productions and others.

** Other segment expenses mainly related to general and administrative expenses, including payroll and related expenses, share-based compensation, legal and audit fees and others.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

a.	On April 1, 2026, the Company entered into a securities purchase agreement with certain funds affiliated with BVF Partners LP (collectively, the "Purchaser"), providing for the private placement to the Purchaser of an aggregate of 7,916,879 units (the "2026 Units"), each 2026 Unit consisting of (i) one ordinary share (or, in lieu thereof, one pre-funded warrant to purchase one ordinary share (the "2026 Pre-Funded Warrants")) and (ii) one warrant to purchase one and one-half ordinary shares (the "2026 Ordinary Share Warrants"), for aggregate proceeds of approximately $10.0 million (or $1.2775 per 2026 Unit), the issuance costs was $57. On April 2, 2026 (the "Closing Date"), the Company issued 2,425,000 ordinary shares, 5,402,789 2026 Pre-Funded Warrants, and 11,741,683 2026 Ordinary Share Warrants in connection with this offering.

Each 2026 Ordinary Share Warrant has an exercise price of $1.24 per share, becomes exercisable six months following the Closing Date, expires five years from the date of issuance, and is subject to customary adjustments. The 2026 Ordinary Share Warrants are exercisable only for cash so long as the Company has an effective registration statement registering the shares underlying the 2026 Ordinary Share Warrants. The 2026 Pre-Funded Warrants have an exercise price of NIS 0.0000769 per share, are immediately exercisable and may be exercised at any time and have no expiration date.

b.	In April 2026, two former non-executive board members exercised options for an aggregate of 178,082 ordinary shares for a total consideration of $130 thousand.

c.

On May 7, 2026, the board of directors approved the following options grants:

1) options to purchase an aggregate of 1,772,000 ordinary shares were granted to employees, executive officers and a key consultant with an exercise price of $1.37 per share, which was the closing share price on the grant date. 1,120,000 of the options grants are subject to the filing of an S-8 registrational statement registering the shares underlying such option grants.

2) options to purchase an aggregate of 500,000 ordinary shares were granted to the Company’s Chief Executive Officer with an exercise price of $1.37 per share, which was the closing share price on the grant date. This grant is subject to shareholder approval and the filing of an S-8 registrational statement registering the shares underlying such grant.

These options vest over three years from the date of grant; 33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options will vest in eight equal quarterly installments over the remaining two year period.

3) options to purchase an aggregate of 40,000 ordinary shares were granted to a board member with an exercise price of $1.37 per share, which was the closing share price on the grant date. These options vest immediately at the date of grant. This grant is subject to shareholder approval and the filing of an S-8 registration statement registering the shares underlying such grant.

4) options to purchase an aggregate of 83,367 ordinary shares were granted to certain board members with an exercise price of $1.37 per share, which was the closing share price on the grant date. These options vest over three years from the date of grant in twelve equal quarterly installments following the vesting commencement date. These grants are subject to shareholder approval and the filing of an S-8 registrational statement registering the shares underlying such option grants.

5) options to purchase an aggregate of 86,418 ordinary shares were granted to certain board members with an exercise price of $1.37 per share, which was the closing share price on the grant date. These options vest over one year ended December 31, 2026 in quarterly installments. This grant is subject to shareholder approval and the filing of an S-8 registrational statement registering the shares underlying such option grants.

In addition, the board of directors approved the grant of 734,428 RSUs to executive officers and key consultants in lieu of a cash bonus and partial salary raise. The grant of 420,559 of these RSUs is subject to shareholder approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes contained elsewhere in this Quarterly Report, Part II, Item 1A-Risk Factors in this Quarterly Report, and Part I, Item 1A-Risk Factors in our 2025 Annual Report. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future operations, revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in Part I, Item 1A-Risk Factors in our 2025 Annual Report.

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

EB613 Program

Our most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) once-daily tablet treatment for osteoporosis. EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and limit the disease progression, and decrease disability and mortality. A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (bone mineral density (“BMD”)). In April 2024, the Phase 2 data was published in the Journal of Bone and Mineral Research (JBMR).

In July 2025, we announced that in a written response to a Type A meeting request, the FDA agreed that a new drug application (“NDA”) filing for EB613 could be supported by a phase 3 study in women with postmenopausal osteoporosis, where change in total hip BMD is evaluated as the primary endpoint, and incidence of new or worsening vertebral fractures is evaluated as the key secondary endpoint at 24 months.

In December 2025, the FDA released the Determination for Qualification of BMD qualifying total hip BMD as a surrogate efficacy endpoint for fracture that could be used in future studies of new anti-osteoporosis therapies. The FDA’s suggested a context of use (COU): “The percentage change from baseline at 24 months in total hip bone mineral density (BMD) assessed by dual-energy X-ray absorptiometry (DXA) can be used as a validated surrogate endpoint for the assessment of investigational therapies for postmenopausal women with osteoporosis at risk for fracture.”

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

In December 2025, we announced new in vivo PK/PD data supporting the development of a proprietary long-acting PTH (“LA-PTH”) analog utilizing our N-Tab® platform. Preclinical findings demonstrated a markedly prolonged plasma half-life and sustained elevation of serum calcium levels for more than three days following administration of a single oral tablet, in contrast to unmodified PTH(1-34) controls, which showed no calcium response. These data support the development of a once-daily oral PTH tablet for patients with hypoparathyroidism.

In February 2026, we announced the expansion of our collaboration with OPKO Biologics, Inc. (“OPKO Biologics”), a subsidiary of OPKO Health, Inc. (“OPKO”), and OPKO to jointly advance this LA-PTH program. Under the expanded collaboration, Entera and OPKO each hold a 50% pro-rata ownership interest in the LA-PTH hypoparathyroidism program, and each is responsible for 50% of development costs. We intend to accelerate development and currently expect to submit an IND application to the FDA in late 2026.

EB618 Program (Oral GLP-1/Glucagon)

In September 2023, we entered into a collaboration agreement with OPKO Biologics (the “2023 Collaboration Agreement”). Under the terms of this agreement, OPKO agreed to supply certain Oxyntomodulin (“OXM”) analogs for the development of oral tablet candidates using our proprietary N-Tab® platform.

The EB618 program focuses on developing the first oral dual agonist GLP-1/Glucagon (OXM) peptide as a potential once-daily tablet treatment for patients with obesity and metabolic disorders using the N-Tab® platform. Currently, there are no approved dual GLP-1/Glucagon agonists available. Currently, there are no approved dual GLP-1/Glucagon agonists available.

In September 2024, we and OPKO jointly announced topline PK/PD results for the OXM program. The high plasma concentrations with prolonged systemic exposure were consistent with the reported half-life for semaglutide (Rybelsus®), the only approved oral GLP-1 analog. Oral OXM showed a statistically significant reduction in plasma glucose levels compared with placebo.

In March 2025, we entered into an additional collaboration agreement with OPKO and OPKO Biologics (the “2025 Collaboration Agreement”) to collaborate with respect to the preclinical and clinical development and decision making related to the Oral OXM program for the treatment of obesity, metabolic and fibrotic disorders in humans.

In February 2026, we amended and restated the 2025 Collaboration Agreement (the “A&R Collaboration Agreement”) to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily LA-PTH tablet for the treatment of hypoparathyroidism.

OPKO is planning to initiate a single ascending dose (SAD) and multiple ascending dose (MAD) Phase 1 clinical study with the subcutaneous injection formulation in 2027. We plan to file an IND for the oral OXM tablet formulation thereafter.

For additional information regarding our collaboration agreements with OPKO, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Patent Transfer, Licensing Agreements and Grant Funding—OPKO Collaboration and License Agreements, contained in this Quarterly Report.

Oral GLP-2

This program focuses on developing the first GLP-2 peptide tablet alternative for patients suffering from short bowel syndrome and additional disorders involving mucosal inflammation and nutrient malabsorption.

In connection with the 2023 Collaboration Agreement we and OPKO completed proof-of-concept pharmacokinetic studies in rodents and minipigs. Oral GLP-2 tablets exhibited significant systemic exposure with plasma levels about 10-fold higher than therapeutic plasma concentrations reported for subcutaneously administered teduglutide (Gattex® label). Rodent repeat-dose PK/PD studies showed clear pharmacologic activity in intestinal tissue. Systemic exposure was maintained for more than 24 hours with relatively low variability, supporting once-daily oral dosing.

Given the challenging compliance rates attributed to injectable GLP-2 therapy and heterogeneity of SBS patients, we believe a daily tablet format may address a significant unmet need in treating and titrating SBS patients more effectively than injectable alternatives.

Patent Transfer, Licensing Agreements and Grant Funding

OPKO Collaboration and License Agreements

2023 Collaboration Agreement

In September 2023, we entered into the 2023 Collaboration Agreement with OPKO Biologics. Under the terms of this agreement, OPKO has agreed to supply its proprietary long-acting GLP-2 peptide and certain OXM analogs for the development of oral tablet candidates using our proprietary N-Tab® platform. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility

2025 Collaboration Agreement

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

Under the terms of the 2025 Collaboration Agreement, we and OPKO will retain 40% and 60%, respectively, of all proceeds deriving from the EB618 Program, and will be responsible for 40% and 60% of the Program’s development costs, respectively. Following the completion of the Phase 1 stage, we may continue to fund our 40% share of the Program to maintain our right to proceeds or to opt-out (the “Opt-Out”). If we Opt-Out, then we and OPKO will retain 15% and 85%, respectively, of all proceeds deriving from the Program, while OPKO will be solely responsible for ongoing development and commercialization funding of the Program.

In connection with the execution of the 2025 Collaboration Agreement, we issued and sold to OPKO an aggregate of 3,685,226 Ordinary Shares for a purchase price of $8.0 million, the proceeds of which we have agreed to use solely to fund our development cost obligations under the 2025 Collaboration Agreement, subject to the expiration or termination of the agreement.

Amended And Restated Collaboration Agreement

In February 2026, we entered into the A&R Collaboration Agreement with OPKO which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of a daily LA-PTH for the treatment of hypoparathyroidism (EB612 Program) and other indications in addition to the original oral dual agonist GLP-1/glucagon peptide program. Development costs incurred by the parties with respect to the development of the LA-PTH EB612 program will be shared equally between the Company and OPKO.

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

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity.  We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” with respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of March 31, 2026, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments

April 2026 Private Placement

On April 1, 2026, we entered into a securities purchase agreement with certain funds affiliated with BVF Partners LP (collectively, the “Purchaser”), providing for the private placement (the “April 2026 Private Placement”) to the Purchaser of an aggregate of 7,916,879 units (the “2026 Units”), each 2026 Unit consisting of (i) one Ordinary Share (or, in lieu thereof, one pre-funded warrant to purchase one Ordinary Share (the “2026 Pre-Funded Warrants”)) and (ii) one warrant to purchase one and one-half Ordinary Shares (the “2026 Ordinary Share Warrants”), for aggregate proceeds of approximately $10.0 million (or $1.2775 per 2026 Unit). On April 2, 2026 (the “Closing Date”), the Company issued 2,425,000 Ordinary Shares, 5,402,789 2026 Pre-Funded Warrants, and 11,741,683 2026 Ordinary Share Warrants in connection with the April 2026 Private Placement.

Each 2026 Ordinary Share Warrant has an exercise price of $1.24 per share, becomes exercisable six months following the Closing Date, expires five years from the date of issuance, and is subject to customary adjustments. The 2026 Ordinary Share Warrants are exercisable only for cash so long as we have an effective registration statement registering the shares underlying the 2026 Ordinary Share Warrants. The 2026 Pre-Funded Warrants have an exercise price of NIS 0.0000769 per share, are immediately exercisable and may be exercised at any time and have no expiration date.

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

In early April 2026, a two-week ceasefire between the United States and Iran was agreed and on April 21, 2026, U.S. President Donald Trump announced that the United States would extend the ceasefire with Iran, to allow Iran's leadership to present a unified proposal for negotiations. However, the ceasefire's durability remains uncertain. The United States has maintained a naval blockade of Iranian ports, and Iran has responded by intermittently restricting commercial vessel passage through the Strait of Hormuz, declaring that the waterway would remain effectively closed until the blockade is lifted. There can be no assurance that this ceasefire will hold or be extended, and hostilities between the United States, Israel and Iran could resume at any time. On April 16, 2026, following direct talks between Israeli and Lebanese officials in Washington, D.C., a 10-day cessation of hostilities between Israel and Lebanon was announced, brokered by the United States. The parties have requested that the United States facilitate further direct negotiations with the objective of achieving a comprehensive agreement for lasting security and peace. Israeli forces remain stationed in southern Lebanon and Hezbollah has not accepted the terms as binding, stating that its fighters will remain deployed and will respond to any violations. The ceasefire remains fragile, with reports of continued military operations by both sides in southern Lebanon.

The Company’s research personnel and management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are located outside of Israel. Currently, such activities in Israel remain largely unaffected. During the three months ended March 31, 2026 and March 31, 2025, the impact of this war on the Company’s results of operations and financial condition was immaterial. See Item 1.A. “Risk Factors—Security, political and economic instability in the Middle East may harm our business.”

Financial Overview

From our inception through March 31, 2026, we have raised a total of $111.8 million from a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Since inception, we have incurred significant losses. For the three months ended March 31, 2026 and 2025, our operating losses were $3.5 million and $2.6 million, respectively, and we expect to continue to incur significant expenses and losses for the foreseeable future.

As of March 31, 2026, we had an accumulated deficit of $128.9 million. Our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical trials, our expenditures on research and development activities and any third-party collaborations into which we may enter.

The Company is engaged in research and development activities, and it has not derived significant income from its activities and has incurred an accumulated deficit and negative cash flows from operating activities since inception. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. See Part I, Item 1A-Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital contained in our 2025 Annual Report.

As of March 31, 2026, we had cash and cash equivalents and restricted cash of $11.9 million, of which $7.8 million has been designated to fund the collaboration activity with OPKO under the A&R Collaboration Agreement. In April 2026, we consummated the April 2026 Private Placement and received gross proceeds of approximately $10.0 million. Based on our current cash position and operating plan, we believe that our existing cash resources will be sufficient to fund our projected operating requirements through the first quarter of 2027, including activities related to the preparation for our planned Phase 3 registrational study of EB613. However, the Company’s ability to commence and complete the Phase 3 clinical study of EB613 in osteoporosis is dependent on its ability to obtain additional funding, which may not be available on acceptable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. These factors raise substantial doubt as to our ability to continue as a going concern.

In order to fund further operations, we will need to raise additional capital. We may raise these funds through a variety of means, including private or public equity offerings, debt financings, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us.

As of March 31, 2026, we had a total of 22 employees, of whom 20 are full-time employees, and all are based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom and Europe. Our operations are located in Jerusalem, Israel.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrolment of patients in clinical trials. For the three months ended March 31, 2026 and 2025, our research and development expenses were $2.3 million and $1.1 million, respectively. Research and development expenses for the three months ended March 31, 2026 were primarily for the development of EB613 and the next-generation of EB613 and our collaboration with OPKO related to the EB618 (OXM) and EB612 (LA-PTH) programs. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

A change in the outcome of any of these variables with respect to the development of EB613, EB612 and EB618 or any other product candidate that we may develop could significantly change the costs and timing associated with the development of any such product candidate. For example, if the FDA or other regulatory authority were to require us to conduct preclinical or clinical studies beyond those that we currently anticipate will be required for the completion of clinical development, if we experience significant delays in enrolment in any clinical trials or if we encounter difficulties in manufacturing our clinical supplies, then we could be required to expend significant additional financial resources and time on the completion of the clinical development.

Our research and development expenses for the three months ended March 31, 2026 and March 31, 2025 are summarized as follows:

	Three Months Ended Month 31, (unaudited)
	2026	2025
	(In thousands)
External Expenses related to EB613	780	373
Internal and External expenses related to collaboration with OPKO	523	—
Internal and External expenses related to other development program:
Payroll and related expenses	435	395
Share-based compensation	313	176
Rent and related expenses	128	123
Other development expenses	72	56
Research and development expenses, net	2,251	1,123

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

Taxes on Income

We have not generated taxable income since our inception, and, as of March 31, 2026, we had carryforward tax losses of $93.9 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of March 31, 2026, Entera Bio Inc. had tax loss carryforwards of $0.2 million.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
	(In thousands, except for percentage information)
Revenues	$—	$42	(42)	(100)%
Cost of Revenues	$—	$42	(42)	(100)%
Gross Profit	$—	$—	$—
Operating expenses:
Research and development expenses	$2,251	$1,123	1,128	100%
General and administrative expenses	$1,288	$1,440	(152)	(11)%
Operating loss	$3,539	$2,563	976	38%
Financial expenses (income), net	$(34)	$4	(38)	(950)%
Net loss	$3,505	$2,567	938	37%

Revenues

Revenues for the three months ended March 31, 2025 were $42 thousand, which were attributable to research services we provided pursuant to a research services agreement with an external party. The Company completed its obligations under the research services agreement in the first quarter of 2025. We did not recognize any revenue for the three months ended March 31, 2026.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 were $42 thousand, which was attributable to research services we provided pursuant to a research services agreement with an external party. For the three months ended March 31, 2026, we did not recognize any cost of revenues.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were $2.3 million, as compared to $1.1 million for the three months ended March 31, 2025. The increase in expenses of $1.2 million was mainly attributable to an increase of $0.5 million related to our Phase 1 safety and PK bridging study for the Next Generation of EB613, an increase of $0.5 million in connection with our collaboration programs with OPKO for EB618 and EB612 and an increase of $0.2 million in compensation mainly due to unfavorable foreign exchange rate changes.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $1.3 million, as compared to $1.4 million for the three months ended March 31, 2025. The decrease of $0.1 million was mainly attributable to a decrease in consultants and legal fees.

Financial Income, Net

Financial income, net for the three months ended March 31, 2026 was $34 thousand as compared to financial expenses, net of $4 thousand for the three months ended March 31, 2025. Our financial income mainly included interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations and negative cash flows from operating activities. For the three months ended March 31, 2026 and 2025, our operating losses were $3.5 million and $2.6 million, respectively. As of March 31, 2026, we had an accumulated deficit of $128.9 million. We expect to continue to incur significant expenses and losses for the next several years as we advance our products through development and provide administrative support for our operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared on a going concern basis and do not include any adjustments that may be necessary should we be unable to continue as a going concern.

Since our inception and through March 31, 2026, we have raised a total of $111.8 million from a combination of public and private equity offerings, IIA grants, the issuance of Ordinary Shares upon the exercise of options and warrants, and the issuance of $36.4 million of Ordinary Shares through at-the-market-offering (“ATM”) programs.

As of March 31, 2026, we had cash and cash equivalents and restricted cash of $11.9 million, of which $7.8 million has been designated to fund our obligations under the A&R Collaboration Agreement. In April 2026, we consummated the April 2026 Private Placement and received gross proceeds of approximately $10.0 million. Our primary uses of cash have been to fund research and development, general and administrative and working capital requirements, including activities related to the preparation for and initiation of its Phase 3 registrational study of EB613 and our collaboration programs with OPKO (EB612 and EB618) and we expect these will continue to be our primary uses of cash.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares in an at-the-market offering registered under the Securities Act. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as and reimbursement of expenses. As of March 31, 2026, we had sold 4,940,156 Ordinary Shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. We currently have the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program under our currently effective Registration Statement on Form S-3.

On December 20, 2023, we entered into a securities purchase agreement with certain investors, providing for the private placement (the “December 2023 Private Placement”) of an aggregate of 7,916,879 units, each consisting of (i) one Ordinary Share (or, in lieu thereof, one pre-funded warrant to purchase one Ordinary Share (the “2023 Pre-Funded Warrants”)) and (ii) one warrant to purchase one Ordinary Share (the “2023 Ordinary Share Warrant”), for aggregate proceeds of approximately $6.6 million. The December 2023 Private Placement was priced at the market under applicable Nasdaq rules and closed on December 22, 2023.

Each 2023 Ordinary Share Warrant has an exercise price of $1.00 per share and expires five years from the date of issuance.

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

On April 2, 2026, we consummated the April 2026 Private Placement. See “—Recent Developments—April 2026 Private Placement.”

As of March 31, 2026, we had received approximately $0.6 million of net proceeds from the exercise of outstanding 2023 Ordinary Share Warrants. If all remaining 2023 Ordinary Share Warrants and all 2026 Ordinary Share Warrants were exercised for cash, then the Company would receive additional proceeds of approximately $22.3 million. There can be no assurance that the holders will exercise any of such warrants.

Funding Requirements

Given our current plans, we believe that our existing cash resources will be sufficient to support our operations through the first quarter of 2027, including activities related to the preparation for our planned Phase 3 registrational study of EB613. However, our ability to commence and complete the Phase 3 clinical study of EB613 in osteoporosis is dependent on our ability to obtain additional funding, which may not be available on acceptable terms, or at all. Any delay or our inability to secure such funding will delay or prevent the commencement of these studies. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our product candidates, and the extent to which we may enter into additional collaborations with third parties for development of these or other product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our current and future product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing and outcome of clinical trials for, and regulatory review of our oral peptide programs, including EB613 for osteoporosis and collaborations with OPKO related to EB612 for hypoparathyroidism and EB618 for obesity and metabolic disorders or other oral peptides for obesity, metabolic disorders and gastrointestinal rare diseases and any other product candidates we may develop;

•	the costs of development activities for any other product candidates we may pursue;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish collaborations on favorable terms, if at all.

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

Cash Flows

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31, (unaudited)
	2026	2025
	(In thousands)
Net Cash used in operating activities	$(3,090)	$(1,404)
Net Cash used in investing activities	$—	$(8)
Net Cash provided by financing activities	$130	$13,337
Effect of Exchange Rate change on cash and cash equivalents	$4	—
Net increase (decrease) in cash and cash equivalents	$(2,956)	$11,925

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $3.1 million, consisting primarily of our operating expenses of $3.5 million, which was partially offset by approximately $0.7 million of share-based compensation and depreciation expenses and a decrease of approximately $0.3 million in our net operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2025 was $1.4 million, consisting primarily of our operating expenses of $2.6 million, which was partially offset by approximately $0.6 million of share-based compensation and depreciation expenses and a decrease of $0.6 million in our operating assets and liabilities.

The change in cash used in operating activities for three months ended March 31, 2026 compared to the same period in 2025 was mainly attributed to an increase of $0.9 million in our net loss, an increase of $0.9 million in our net operating assets and liabilities and an increase of $0.1 million of share-based compensation and depreciation expense.

Net Cash Used in Investing Activities

There was no net cash used in or provided by investing activities for the three months ended March 31, 2026.

Net cash used in investing activities for the three months ended March 31, 2025 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 consisted of the net proceeds of $0.1 million from the issuance of Ordinary Shares upon the exercise of options.

Net cash provided by financing activities for the three months ended March 31, 2025 consisted of the net proceeds of $6.0 million from the issuance of Ordinary Shares under the Leerink ATM Program, $0.2 million from the issuance of Ordinary Shares upon the exercise of warrants and $7.2 million from issuance of Ordinary Shares under the 2025 Collaboration Agreement.

Contractual Obligations

There have not been any material changes in our assessment of material contractual obligations and commitments as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

Critical Accounting Policies and Estimates

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our consolidated financial statements and related notes included in the 2025 Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There have been no changes to our critical accounting policies or their application since the date of the 2025 Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, which we refer to as the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Except as set forth below in this Item 1A, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2025 Annual Report.

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

In early April 2026, a two-week ceasefire between the United States and Iran was agreed. However, the ceasefire's durability remains uncertain. The United States has maintained a naval blockade of Iranian ports, and Iran has responded by intermittently restricting commercial vessel passage through the Strait of Hormuz, declaring that the waterway would remain effectively closed until the blockade is lifted. There can be no assurance that this ceasefire will hold or be extended, and hostilities between the United States, Israel and Iran could resume at any time.

On April 16, 2026, following direct talks between Israeli and Lebanese officials in Washington, D.C., a 10-day cessation of hostilities between Israel and Lebanon was announced, brokered by the United States. The parties have requested that the United States facilitate further direct negotiations with the objective of achieving a comprehensive agreement for lasting security and peace. Israeli forces remain stationed in southern Lebanon and Hezbollah has not accepted the terms as binding, stating that its fighters will remain deployed and will respond to any violations. The ceasefire remains fragile, with reports of continued military operations by both sides in southern Lebanon.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

ENTERA BIO LTD.

Date: May 8, 2026	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)