Form 10-Q
period 2026-06-30
Entera Bio Ltd.
filed 2026-08-07
CIK 1638097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐  No ☒

As of August 3, 2026, the registrant had 173,141,831 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

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

PART I.
ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.
UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2026

ENTERA BIO LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)
(Unaudited)

Assets	June 30,	December 31,
	2026	2025
CURRENT ASSETS:
Cash and cash equivalents	11,309	7,108
Restricted cash	7,122	7,775
Other current assets	465	415
TOTAL CURRENT ASSETS	18,896	15,298

NON-CURRENT ASSETS:
Property and equipment, net	121	134
Operating lease right-of-use assets	362	465
Restricted deposit	95	90
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	584	695
TOTAL ASSETS	19,480	15,993
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	575	448
Accrued expenses and other payables	1,330	1,525
Current maturities of operating lease	199	230

TOTAL CURRENT LIABILITIES	2,104	2,203
NON-CURRENT LIABILITIES:
Operating lease liabilities	226	260
Other long-term liabilities	284	393
Liability for employee rights upon retirement	37	36
Pre-funded warrants liability	9,563	-
TOTAL NON-CURRENT LIABILITIES	10,110	689
TOTAL LIABILITIES	12,214	2,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.0000769 par value: Authorized - as of June 30, 2026 and December 31, 2025, 140,010,000 shares; issued and outstanding as of June 30, 2026 and December 31, 2025, 49,290,233 and 46,178,630 shares, respectively	1	1
Additional paid-in capital	143,407	138,425
Accumulated other comprehensive income	41	41
Accumulated deficit	(136,183)	(125,366)
TOTAL SHAREHOLDERS' EQUITY	7,266	13,101
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	19,480	15,993

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

REVENUES	-	42	-	-
COST OF REVENUES	-	42	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES:
Research and development, net	5,452	2,643	3,201	1,520
General and administrative	2,650	2,588	1,362	1,148
TOTAL OPERATING EXPENSES	8,102	5,231	4,563	2,668
OPERATING LOSS	8,102	5,231	4,563	2,668
FINANCIAL EXPENSES (INCOME), NET	2,715	(8)	2,749	(12)
NET LOSS	10,817	5,223	7,312	2,656

LOSS PER SHARE BASIC AND DILUTED	0.22	0.12	0.14	0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	49,098,428	45,146,415	50,451,232	46,836,700

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2026	46,178,630	1	138,425	41	(125,366)	13,101
Net loss	-	-	-	-	(10,817)	(10,817)
Exercise of options to Ordinary Shares	394,748	*	260	-	-	260
Issuance of Ordinary Shares and warrants, net of issuance costs	2,425,000	*	3,137	-	-	3,137
Vested restricted share units	142,983	*	*	-	-	*
Settlement in share of board members compensation (see note 4)	148,872	-	289	-	-	289
Share-based compensation	-	-	1,296	-	-	1,296
BALANCE AT JUNE 30, 2026	49,290,233	1	143,407	41	(136,183)	7,266

BALANCE AT APRIL 1, 2026	46,622,239	1	139,516	41	(128,871)	10,687
Net loss	-	-	-	-	(7,312)	(7,312)
Exercise of options to Ordinary Shares	178,082	*	130	-	-	130
Issuance of Ordinary Shares and warrants, net of issuance costs	2,425,000	*	3,137	-	-	3,137
Vested restricted share units	64,912	*	*	-	-	*
Share-based compensation	-	-	624	-	-	624
BALANCE AT JUNE 30, 2026	49,290,233	1	143,407	41	(136,183)	7,266

BALANCE AT JANUARY 1, 2025	38,837,220	1	121,965	41	(113,927)	8,080
Net loss	-	-	-	-	(5,223)	(5,223)
Exercise of warrants to Ordinary Shares	149,700	*	150	-	-	150
Exercise of options to Ordinary Shares	23,952	*	24	-	-	24
Issuance of Ordinary Shares under collaboration agreement, net	3,685,226	*	7,115	-	-	7,115
Issuance of Ordinary Shares under ATM program, net of issuance costs	2,700,000	*	5,997	-	-	5,997
Vested restricted share units	56,069	*	*	-	-	*
Share-based compensation	-	-	1,113	-	-	1,113
BALANCE AT JUNE 30, 2025	45,452,167	1	136,364	41	(119,150)	17,256

BALANCE AT APRIL 1, 2025	45,420,677	1	135,831	41	(116,494)	19,379
Net loss	-	-	-	-	(2,656)	(2,656)
Exercise of options to Ordinary Shares	23,952	*	24	-	-	24
Vested restricted share units	7,538	*	*	-	-	*
Share-based compensation	-	-	509	-	-	509
BALANCE AT JUNE 30, 2025	45,452,167	1	136,364	41	(119,150)	17,256

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(10,817)	(5,223)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	16	15
Share-based compensation	1,296	1,113
Finance expenses, net	18	18
Changes in fair value of pre-funded warrants liability	2,755	-
Issuance cost	116	-
Changes in operating asset and liabilities:
Increase in other current assets	(48)	(252)
Decrease in accounts receivable	-	126
Increase in accounts payable	127	251
Increase (decrease) in accrued expenses and other payables and other long-term liabilities	(17)	917
Net cash used in operating activities	(6,554)	(3,035)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3)	(37)
Net cash used in investing activities	(3)	(37)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Ordinary Shares, warrants and pre-funded warrants	10,000	-
Proceeds from issuance of Ordinary Shares under ATM program	-	6,183
Issuance cost	(171)	(261)
Issuance of Ordinary Shares, under collaboration agreement	-	7,190
Exercise of warrants and options to Ordinary Shares	260	174
Net cash provided by financing activities	10,089	13,286

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS	3,532	10,214
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	21	-
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT BEGINNING OF THE PERIOD	14,973	8,740
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT END OF THE PERIOD	18,526	18,954
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	11,309	10,858
Restricted cash and deposits	7,217	8,096
Total cash and cash equivalents and restricted cash and deposit	18,526	18,954
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	100	57

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

The Company is focused on developing first-in-class oral  peptides. The Company focuses on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

The Company’s most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) tablet treatment for post-menopausal women with osteoporosis. In February 2026, the Company submitted to the FDA a clinical amendment which included the EB613 Phase 3 protocol, statistical analysis plan and open-label extension synopsis. In June 2026, the Company received feedback from the FDA on the submitted Phase 3 protocol for EB613 and is planning to initiate the Phase 3 registrational study in late 2026. On July 28, 2026, the Company completed a private placement. The net proceeds from the private placement are expected to be used primarily to support activities related to the planned Phase 3 registrational study of EB613. See Note 8b for additional information.

The Company’s second product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement tablet for patients with hypoparathyroidism. In February 2026, the Company amended and restated the 2025 Collaboration Agreement (as defined in Note 6) with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”), to advance the first oral long-acting PTH analog (“LA-PTH”) as a once-daily tablet for patients with hypoparathyroidism.

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

The Company’s second product candidate, EB612, is being developed as the first oral PTH(1-34) tablet peptide replacement tablet for patients with hypoparathyroidism. In February 2026, the Company amended and restated the 2025 Collaboration Agreement (as defined in Note 6) with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”), to advance the first oral long-acting PTH analog (“LA-PTH”) as a once-daily tablet for patients with hypoparathyroidism.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.
The Company has incurred recurring operating losses and negative cash flows from operations since inception and expects to continue to incur operating losses as it advances the development of its product candidates. As of June 30, 2026, the Company has incurred an accumulated deficit in the amount of $136.2 million.

As disclosed in Note 8b, in July 2026, the Company completed a private placement financing of an aggregate of 134,803,910 Ordinary Shares and pre-funded warrants to purchase Ordinary Shares resulting in gross proceeds of approximately $275.0 million, before deducting placement agent fees and other related offering expenses. The Company expects to use the net proceeds primarily to support activities related to the initiation of its Phase 3 registrational study of EB613, as well as for general working capital and corporate purposes.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Cont.)

Following the closing of the private placement and receipt of the related net proceeds, management concluded that substantial doubt about the Company’s ability to continue as a going concern no longer exists. Based on the Company's current operating plan, management believes that the Company's existing cash and cash equivalents, which includes the net proceeds from the private placement, will be sufficient to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

d.
Since October 2023, Israel has been involved in an armed conflict with Hamas, which has expanded to include hostilities involving Hezbollah, Iran and other armed groups in the region. During the first half of 2026, military activity escalated, including direct military exchanges involving Israel, Iran and the United States, as well as renewed hostilities along Israel's northern border. Although ceasefire arrangements have been announced from time to time, the regional security situation remains uncertain, and there can be no assurance that hostilities will not continue or further escalate.

The Company's research personnel and members of management are located in Israel, while its clinical, regulatory and supply chain activities are primarily conducted outside Israel. As of June 30, 2026, the Company's operations have remained largely unaffected by these events. For the six months ended June 30, 2026 and 2025, and for the year ended December 31, 2025, the impact of these events on the Company's results of operations and financial condition was not material.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026, the consolidated results of operations and statements of changes in shareholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026, and 2025.

The consolidated results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options, warrants and restricted share units (“RSUs”), which are included under the treasury stock method when dilutive. The calculation of diluted loss per share does not include options, warrants and RSUs exercisable into 31,712,061 ordinary shares and into 16,562,467 ordinary shares for the six months ended June 30, 2026 and 2025, respectively, and 34,357,716 ordinary shares and 17,068,031 ordinary shares for the three months ended June 30, 2026 and 2025, respectively, because the effect would have been anti-dilutive.

c.	Fair value

The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

NOTE  3 - ISSUANCE OF ORDINARY SHARES, PRE-FUNDED WARRANTS AND WARRANTS

On April 1, 2026, the Company entered into a securities purchase agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”), providing for the private placement to BVF of an aggregate of 7,827,789 units (the “2026 Units”), each 2026 Unit consisting of (i) one ordinary share (or, in lieu thereof, one pre-funded warrant to purchase one ordinary share (the “April 2026 Pre-Funded Warrants”)) and (ii) one warrant to purchase one and one-half ordinary shares (the “2026 Ordinary Share Warrants”), for aggregate proceeds of approximately $10.0 million (or $1.2775 per 2026 Unit). On April 2, 2026 (the “Closing Date”), the Company issued 2,425,000 ordinary shares, 5,402,789 April 2026 Pre-Funded Warrants, and 11,741,683 2026 Ordinary Share Warrants in connection with this offering.

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

The 2026 Ordinary Share Warrants were classified as equity upon issuance, as they met the criteria for equity classification under ASC 815-40.

The April 2026 Pre-Funded Warrants were classified as a financial liability as they do not qualify for equity accounting under the indexation guide of ASC 815-40. The April 2026 Pre-Funded Warrants recorded at fair value on the Closing Date and will be remeasured to fair value at each subsequent reporting date, with changes in fair value recognized in financial expense, net in the statements of operations. The April 2026 Pre-Funded Warrants are classified as Level 2. The fair value was based on the quoted share price. The fair value of the pre-funded warrants as of the issuance date and as of June 30, 2026 was $6,807 and $9,563, respectively. As a result the Company recognized a change in fair value in an amount of $2,755.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE  3 - ISSUANCE OF ORDINARY SHARES, PRE-FUNDED WARRANTS AND WARRANTS (Cont.)

The proceeds from the private placement were allocated to the April 2026 Pre-Funded Warrants based on their fair value as of the issuance date. The residual proceeds were allocated to the Ordinary Shares and the 2026 Ordinary Share Warrants.

The Company had issuance costs of approximately $171 thousand. The portion of issuance costs allocated to the April 2026 Pre-Funded Warrants was recognized immediately in profit or loss, while the remaining portion allocated to the equity components was deducted from Additional Paid-in Capital.

NOTE 4 - EQUITY AND SHARE-BASED COMPENSATION

Changes in Share Capital:

a.
On January 1, 2026, the Company issued 148,872 ordinary shares to five non-executive members of the board of directors in lieu of cash board fees for fiscal year 2025, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares on the grant date was $289 thousand.

b.	In February and April 2026, two former non-executive board members exercised options for an aggregate of 394,748 ordinary shares for total consideration of $260 thousand.

c.	As to the issuance of ordinary shares to BVF see note 3.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

Share-based Compensation:

a)	During the six months ended June 30, 2026 the board of directors approved the following options grants:

Grant Date	Grantee	Number of options	Exercise price	Vesting period	Fair value at the grant date	Condition
January 1, 2026	Directors	167,525	$1.94	(1)	$227 thousand	-
May 7, 2026	Employees	612,000	$1.37	(2)	$612 thousand	-
	Executive Officers	1,020,000	$1.37	(2) (6)	-	(3),(4)
	Service providers	640,000	$1.37	(2)	-	(3)
	Directors	83,367	$1.37	(2) (6)	-	(3), (5)
		86,419	$1.37	(1) (6)	-	(3), (5)
		40,000	$1.37	Immediate	-	(3), (5)

(1)	Quarterly over a period of one year
(2)	33.33% vest on the first anniversary of the date of grant and the remaining 66.67% of the options vest in eight equal quarterly installments following the first anniversary of the grant date.
(3)	The option grants are subject to the filing of a Form S-8 registration statement registering the ordinary shares underlying such options.
(4)	500,000 options grant was subject to the approval of the Company’s shareholders which was obtained on July 14, 2026.
(5)	The grant was subject to the approval of the Company’s shareholders which was obtained on July 14, 2026.
(6)
In the event of the consummation of a Change in Control (as defined in the 2018 Plan) in which the Optionee continues to provide services to the Company on the date of consummation of such Change in Control, then 100% of any unvested Options at the time of consummation of such Change in Control shall become fully vested and exercisable.

b)
On May 7, 2026, the board of directors approved the grant of 734,428 RSUs to executive officers and service providers, of which grant 420,559 RSUs were subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 14, 2026. The RSUs vest in four equal quarterly installments over a one-year period that started on May 1, 2026. The fair value of the RSUs at the date of grant was $1,006 thousand.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

Share-based Compensation (Cont.):

c)	The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Six months ended June 30, 2026
Exercise price	$1.37-$1.94
Dividend yield	-
Expected volatility	84.2%-84.8%
Risk-free interest rate	3.74%-4.13%
Expected life - in years	5.3-5.87

NOTE 5 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	June 30,	December 31,
	2026	2025
Other current assets:
Prepaid expenses	216	37
Receivable in respect of collaborative arrangement	16	219
VAT receivable	89	52
Other	144	107
	465	415

	June 30,	December 31,
	2026	2025
Accrued expenses and other payables:
Employees and employees related	293	264
Provision for vacation	238	168
Accrued expenses	391	726
Other payables (See Note 6)	408	367
	1,330	1,525

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 6 - COLLABORATION AND RESEARCH AGREEMENTS

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

For the three and six months ended June 30, 2026, the Company recognized net expenses of $641 thousand and $1,164 thousand, respectively relating to the A&R Collaboration Agreement.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 7 - SEGMENT INFORMATION

a.

The Company operates in Israel as a single operating segment. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”). The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis. The CODM reviews the Company's consolidated results of operations through income (loss) before income taxes.

b.	Segment information:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Revenues	-	$42	-	-
Less:
Research and development, net:
Sub-contractors and consulting expense (EB613)	$2,334	$972	$1,554	$599
Net expenses related to OPKO Collaboration Agreement	1,164	120	641	120
Payroll and related expenses	919	766	484	372
Share-based compensation	690	470	377	294
Rent and related expenses	252	226	124	103
Other development expenses*	93	89	21	32
Other segment expenses**	5,365	2,622	4,111	1,136
Segment net loss	$10,817	$5,223	$7,312	$2,656

* Other development expenses include materials and productions and others.

** Other segment expenses mainly related to general and administrative expenses, including payroll and related expenses, share-based compensation, legal and audit fees and others.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

a.	On July 14, 2026, the Company's shareholders approved an increase in the Company's authorized shares to 350,000,000.

b.
On July 26, 2026, the Company entered into a securities purchase agreement (the “July 2026 Purchase Agreement”) with certain institutional and accredited investors, including funds affiliated with BVF providing for the private placement (the “July 2026 Private Placement”) of an aggregate of 134,803,910 ordinary shares, or, in lieu thereof, pre-funded warrants to purchase Ordinary Shares (the “July 2026 Pre-Funded Warrants”), at a purchase price of $2.04 per Ordinary Share, for aggregate gross proceeds of approximately $275.0 million, before deducting placement agent fees and other related offering expenses.

On July 28, 2026 (the “Closing Date”), the Company issued 122,961,215 ordinary shares and July 2026 Pre-Funded Warrants to purchase 11,842,695 ordinary shares.

The July 2026 Pre-Funded Warrants have an exercise price of NIS 0.0000769 per ordinary share, are immediately exercisable, do not expire and are subject to customary beneficial ownership limitations and adjustments.

The Company intends to use the net proceeds from the July 2026 Private Placement to support activities related to the initiation of its Phase 3 registrational study of EB613 in postmenopausal women with osteoporosis and for general working capital and corporate purposes.

Pursuant to the July 2026 Purchase Agreement, effective upon the closing of the July 2026 Private Placement, the Company also granted BVF certain rights to designate two nominees to the Company’s board of directors, subject to specified ownership thresholds and other conditions as set forth in the July 2026 Purchase Agreement.

c.
In July 2026, certain holders of warrants issued in the Company’s 2023 private placement exercised an aggregate of 431,137 warrants and 906,886 pre-funded warrants for aggregate gross proceeds to the Company of $431 thousand.

d.
On August 5, 2026, the Company issued 107,770 ordinary shares to five non-executive members of the board of directors in lieu of cash board fees for the first quarter and the second quarter of 2026, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024.

e.
In September 2022, the Company’s shareholders approved to Ms. Miranda Toledano, the Company’s Chief Executive Officer, a grant of options to purchase 200,000 ordinary shares, subject to the occurrence of a triggering event, defined as either (i) the execution of a binding strategic or partnership agreement to fund the Company’s Phase 3 clinical trial or (ii) raising sufficient funding to complete the Company’s Phase 3 clinical trial. Following the closing of the July 2026 Private Placement, the second triggering event was satisfied. On August 5, 2026, the Board of Directors approved the grant of the 200,000 options at an exercise price of $2.81 per share. The options vest over four years, with 25% of the options vest on the first anniversary of the date of grant and the remaining 75% of the options vest in twelve equal quarterly installments following the first anniversary of the grant date.

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

Business Overview

Entera is a clinical stage company focused on developing first-in-class oral peptides. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm. Our pipeline includes differentiated, first-in-class oral peptide programs targeting PTH(1-34), GLP-1/Glucagon and GLP-2.

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

EB613 Program

Our most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, osteoanabolic (bone building) tablet for osteoporosis. EB613 is intended to provide an oral anabolic treatment earlier in an osteoporosis patient’s journey to increase skeletal mass, reduce the risk of fracture and consequently limit the progression of the disease, and its associated disability and mortality.

A placebo controlled, dose ranging Phase 2 study of EB613 tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (bone mineral density (“BMD”)). In April 2024, Phase 2 data was published in the Journal of Bone and Mineral Research (JBMR). Our planned Phase 3 registrational program for EB613 is focused on the treatment of postmenopausal women with osteoporosis at high risk of fracture.

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

In a Phase 2, 6-month, 161-patient, placebo-controlled study in postmenopausal women with osteoporosis or low BMD, EB613 produced rapid dose-proportional increases in biochemical markers of bone formation, reductions in markers of bone resorption, and increased lumbar spine, total hip, and femoral neck BMD. At 6 months of treatment, EB613 2.5mg produced comparable total hip BMD increases as those that have been reported for Forteo® at 6 months.

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

Since 2023, we have advanced a simplified single-tablet formulation of EB613 that builds on clinical experience with the multi-tablet formulation which was used in Phase 1 and Phase 2 clinical studies and a new generation of our N-Tab® platform. At the ASBMR Annual Meeting in September 2025, preclinical data for EB613 single tablet formulation from a cross-over pharmacokinetic mini-pig study was presented.

In June 2026, we reported comparative, crossover Phase 1 data evaluating single-tablet and multi-tablet oral EB613 with Forteo® (teriparatide SC injection, Eli Lilly). The oral presentation “Transforming Anabolic Treatments for Osteoporosis: New Clinical Data Supports a Single EB613 Tablet [Oral PTH(1-34)] as the Final Candidate for a Phase 3 Study” was presented as a Late-Breaking Oral Presentation at ENDO 2026. The single-tablet EB613 showed a PK profile comparable to multi-tablet EB613, with similar Cmax, Tmax, and total systemic exposure (AUC). The AUC of single tablet and multi-tablet EB613 was comparable with Forteo®, exhibiting a slightly shorter duration of exposure, which is consistent with prior Phase 1 studies. Comparable calcemic effects (serum calcium) and consistent suppression of endogenous PTH(1-84) were shown for both oral EB613 treatments and Forteo®. Finally, the safety profile of EB613 was consistent with Forteo®, with no drug-related serious adverse events; all other adverse events were mild and resolved with no action taken. These data support advancing single-tablet EB613 into Entera’s planned Phase 3 study of EB613 in postmenopausal women with osteoporosis

Regulatory Background

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

Following Type C and Type D meetings with the FDA in March 2023, we announced the FDA’s concurrence that a 2-year, placebo-controlled phase 3 study with total hip BMD as primary endpoint could support an NDA for EB613; however the SABRE BMD endpoint remained unqualified as a surrogate endpoint by FDA at that time. On the same day, we announced that we planned to continue our dialogue with the FDA and await the final qualification of the SABRE qualification and FDA’s guidance on the statistical evaluation of our BMD endpoint before initiating a Phase 3 study for EB613.

In March 2024, the ASBMR announced that the FDA had communicated to the SABRE project team that a ruling to qualify the treatment-related change in BMD as a surrogate endpoint for fractures in future trials of new anti-osteoporosis drugs would be provided within 10 months.

In May 2025, as part of our scientific bridging, we received a written concurrence from the FDA that dedicated oral carcinogenicity studies are not warranted for EB613 given the totality of evidence generated from the literature and nonclinical studies conducted with EB613.

In June 2025, we received a written concurrence from the FDA that comprehensive nonclinical developmental and reproductive toxicity (DART) studies are not required given the totality of evidence generated from Forteo®, published literature, and EB613 nonclinical studies.

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

In February 2026, we submitted to the FDA a clinical amendment that included a streamlined EB613 Phase 3 protocol to evaluate the percentage change in total hip BMD from baseline to month 12 as the primary endpoint, statistical analysis plan and open-label extension synopsis.

In June 2026, we announced that The FDA accepted our plan to conduct a single, randomized, double-blind, placebo-controlled, Phase 3 trial in approximately 750 postmenopausal women with osteoporosis, with a primary endpoint of percent change from baseline in total hip BMD at Month 12 to support a potential New Drug Application (NDA) submission for EB613 for the treatment of women with post-menopausal osteoporosis. The proposed NDA package will also include Entera’s scientific bridge analysis with Forteo® (teriparatide SC injection, Eli Lilly) under the 505(b)(2) pathway, and a transiliac crest bone biopsy sub-study in a subset of patients.

The FDA also agreed with Entera’s proposal to continue following the randomized patients out to 24 months in an open-label extension study under a separate protocol. Entera will plan to submit data through up to 18 months as part of the 120-day safety update to its NDA. Additionally, Entera will plan to submit the complete 2-year data upon completion of the open-label extension study to characterize further the durability of the treatment effect, safety, and sequence data for EB613 followed by a standard anti-resorptive therapy for 12 months.

The registrational study is powered to demonstrate EB613’s clinical effectiveness with projected increases in total hip BMD that are comparable to reported outcomes for Forteo® at 12 months, changes associated with a 60% to 80% relative reduction in vertebral fracture risk. We plan to initiate the registrational program for EB613 in late 2026.

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

In June 2026, at ENDO 2026, we presented preclinical data for EB612 from three animal models — a thyroparathyroidectomized (TPTx) rat model, a minipig model and a non-human primate model — showing sustained increases in serum calcium consistent with clinically validated injectable PTH-replacement therapies for hypoparathyroidism, and no safety concerns identified.

We are advancing the EB612 program into IND enabling studies and plan to submit an IND application to the FDA in the first half of 2027.

 EB618 Program (Oral GLP-1/Glucagon)

In September 2023, we entered into a collaboration agreement with OPKO Biologics (the “2023 Collaboration Agreement”). Under the terms of this agreement, OPKO agreed to supply certain Oxyntomodulin (“OXM”) analogs for the development of oral tablet candidates using our proprietary N-Tab® platform.

The EB618 program focuses on developing the first oral dual agonist GLP-1/Glucagon (OXM) peptide as a potential once-daily tablet for patients with obesity and metabolic disorders using the N-Tab® platform. Oxyntomodulin (OXM) is a naturally occurring dual GLP-1/glucagon receptor agonist hormone that regulates appetite and glucose metabolism and promotes weight loss, with additional cardioprotective and anti-fibrotic properties; its therapeutic potential as a native hormone is limited by a short plasma half-life. Currently, there are no approved dual GLP-1/Glucagon agonists available.

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

 In June 2026, at ENDO 2026, we presented preclinical data for EB618 from a single-dose pharmacokinetic-pharmacodynamic study in non-human primates, showing dose-proportional systemic exposure across three tablet strengths, a dose-proportional pharmacologic effect on postprandial blood glucose and no safety concerns identified at doses exceeding the anticipated clinical dose range by more than tenfold. These data support the continued development of EB618 as an oral once-daily GLP-1/glucagon receptor agonist for the treatment of obesity and metabolic disorders.

OPKO is planning to initiate a single ascending dose (SAD) and multiple ascending dose (MAD) Phase 1 clinical study with the subcutaneous injection formulation in 2027. We plan to determine next steps of the clinical development plan for oral OXM based on the outcomes of that study.

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

In connection with the 2023 Collaboration Agreement, we and OPKO completed proof-of-concept pharmacokinetic studies in rodents and minipigs. Oral GLP-2 tablets exhibited significant systemic exposure with plasma levels about 10-fold higher than therapeutic plasma concentrations reported for subcutaneously administered teduglutide (Gattex® label). Rodent repeat-dose PK/PD studies showed clear pharmacologic activity in intestinal tissue. Systemic exposure was maintained for more than 24 hours with relatively low variability, supporting once-daily oral dosing.

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

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply pills for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” with respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of June 30, 2026, we had paid royalties to the IIA in the amount of $96 thousand.

 In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

 Recent Developments

July 2026 Private Placement

On July 26, 2026, we entered into a securities purchase agreement (the “July 2026 Purchase Agreement”) with certain institutional and accredited investors, including funds affiliated with BVF Partners L.P. (“BVF”), providing for the private placement (the “July 2026 Private Placement”) of an aggregate of 134,803,910 Ordinary Shares, or, in lieu thereof, pre-funded warrants to purchase Ordinary Shares (the “July 2026 Pre-Funded Warrants”), at a purchase price of $2.04 per Ordinary Share, for aggregate gross proceeds of approximately $275.0 million, before deducting placement agent fees and other related offering expenses. On July 28, 2026 (the “Closing Date”), we issued 122,961,215 Ordinary Shares and July 2026 Pre-Funded Warrants to purchase 11,842,695 Ordinary Shares.

The July 2026 Pre-Funded Warrants have an exercise price of NIS 0.0000769 per Ordinary Share, are immediately exercisable, do not expire and are subject to customary beneficial ownership limitations and adjustments. The Company intends to use the net proceeds from the July 2026 Private Placement to support activities related to the initiation of its Phase 3 registrational study of EB613 in postmenopausal women with osteoporosis and for general working capital and corporate purposes.

Pursuant to the July 2026 Purchase Agreement, effective upon the closing of the July 2026 Private Placement, we also granted BVF certain rights to designate two nominees to the Company’s board of directors, subject to specified ownership thresholds and other conditions as set forth in the July 2026 Purchase Agreement.

Israel-Hamas War and Regional Conflict

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

 The Company’s research personnel and management personnel are located in Israel, however other core activities including clinical, regulatory and supply chain are located outside of Israel. Currently, such activities in Israel remain largely unaffected. During the three and six months ended June 30, 2026 and June 30, 2025, the impact of this war on the Company’s results of operations and financial condition was immaterial. See Item 1.A. “Risk Factors—Security, political and economic instability in the Middle East may harm our business.”

 Financial Overview

From our inception through June 30, 2026, we have financed our operations primarily through a combination of public and private equity offerings, grants from the IIA and the issuance of Ordinary Shares upon the exercise of options and warrants. Through June 30, 2026, we had raised an aggregate of approximately $121.8 million from these sources.

Since inception, we have incurred significant operating losses and negative cash flows from operations as we have devoted substantially all of our resources to the research and development of our product candidates. We expect to incur significant operating losses for the foreseeable future as we advance our clinical development programs. For the three months ended June 30, 2026 and 2025, our operating losses were $4.6 million and $2.7 million, respectively. For the six months ended June 30, 2026 and 2025, our operating losses were $8.1 million and $5.2 million, respectively.

As of June 30, 2026, we had an accumulated deficit of $136.2 million. Our operating results may increase significantly from period to period depending on, among other things, the timing and progress of our clinical trials, research and development activities, manufacturing activities, regulatory interactions, strategic collaborations and any third-party collaborations into which we may enter.

As of June 30, 2026, we had cash, cash equivalents and restricted cash of $18.4 million, of which $7.1 million has been designated to fund collaboration activities with OPKO under the A&R Collaboration Agreement.

On July 28, 2026, we consummated the July 2026 Private Placement and received aggregate gross proceeds of approximately $275.0 million, before deducting placement agent fees and other offering expenses. See “—Recent Developments— July 2026 Private Placement.” Based on our current operating plan, we believe that our existing cash resources, together with the net proceeds from the July 2026 Private Placement, will be sufficient to fund our planned operations into 2030.

Our estimate regarding the period through which our financial resources will be sufficient to support our operations is based on our current operating plan and assumptions regarding the timing and costs of our development programs and other operating activities. These assumptions are subject to change, and we may use our available capital resources sooner than currently anticipated.

As of June 30, 2026, we had a total of 22 employees, of whom 20 are full-time employees, and all are based in Israel. In addition, we employ a number of specialized clinical, non-clinical, statistical, regulatory and development advisors based in the United States, the United Kingdom and Europe. Our operations are located in Jerusalem, Israel.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrolment of patients in clinical trials. For the three months ended June 30, 2026 and 2025, our research and development expenses were $3.2 million and $1.5 million, respectively. For the six months ended June 30, 2026 and 2025, our research and development expenses were $5.5 million and $2.6 million, respectively. Research and development expenses for the three and six months ended June 30, 2026 were primarily for the development of the EB613 program and our collaboration with OPKO related to the EB612 (LA-PTH) and EB618 (OXM) programs. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Our research and development expenses for the three and six months ended June 30, 2026 and June 30, 2025 are summarized as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

External Expenses related to EB613	$2,334	$972	$1,554	$599
Internal and External expenses related to collaborations with OPKO	1,164	120	641	120
Internal and External expenses related to other development program:
Payroll and related expenses	919	766	484	372
Share-based compensation	690	470	377	294
Rent and related expenses	252	226	124	103
Other development expenses	93	89	21	32
Research and development expenses, net	$5,452	$2,643	$3,201	$1,520

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

Financial Expenses (Income), Net

Financial expenses (income), net is composed primarily of changes in fair value of the April 2026 Pre-Funded Warrants classified as a financial liability, interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar.

Taxes on Income

We have not generated taxable income since our inception, and, as of June 30, 2026, we had carryforward tax losses of $96.4 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio, Inc., is taxed separately under U.S. tax laws. As of June 30, 2026, Entera Bio Inc. had tax loss carryforwards of $0.2 million.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
	(In thousands, except for percentage information)
Operating expenses:
Research and development expenses, net	$3,201	$1,520	1,681	111%
General and administrative expenses	$1,362	$1,148	214	19%
Operating loss	$4,563	$2,668	1,895	71%
Financial expense (income), net	$2,749	$(12)	2,761	23,001%
Net loss	$7,312	$2,656	4,656	175%

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were $3.2 million, as compared to $1.5 million for the three months ended June 30, 2025. The increase in expenses of $1.7 million was mainly attributable to an increase of $0.8 million in materials and production costs and other costs related to the preparation of the EB613 Phase 3 program, an increase of $0.6 million in connection with our collaboration programs with OPKO, mainly for EB612, an increase of $0.1 million related to our Phase 1 safety and PK bridging study for the Next Generation of EB613, and an increase of $0.2 million in compensation expenses, primarily reflecting unfavorable foreign exchange rate fluctuation and non-cash compensation costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $1.4 million as compared to $1.1 million for the three months ended June 30, 2025. The increase of $0.3 million was mainly attributable to an increase in investor relations consulting fees, portion of offering costs related to the April 2026 Pre-Funded Warrants that were recorded as part of general and administrative expenses and an increase in compensation expenses, primarily reflecting unfavorable foreign exchange rate fluctuation.

Financial Expenses (Income), Net

Financial expenses, net for the three months ended June 30, 2026 was $2.7 million as compared to financial income, net of ($12) thousand for the three months ended June 30, 2025. The change was primarily driven by the fair value remeasurement of the April 2026 Pre-Funded Warrants classified as a financial liability and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. These were partially offset by interest income generated from bank deposits.

Comparison of Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
	(In thousands, except for percentage information)
Revenues	$-	$42	(42)	(100)%
Cost of Revenues	$-	$42	(42)	(100)%
Gross Profit	$-	$-	$-
Operating expenses:
Research and development expenses, net	$5,452	$2,643	2,809	106%
General and administrative expenses	$2,650	$2,588	62	2%
Operating loss	$8,102	$5,231	2,871	55%
Financial expenses (income), net	$2,715	$(8)	2,723	34,038%
Net loss	$10,817	$5,223	5,594	107%

 Revenues

Revenues for the six months ended June 30, 2025 were $42 thousand, which were attributable to research services we provided pursuant to a research services agreement with an external party. The Company completed its obligations under the research services agreement in the first quarter of 2025. We did not recognize any revenue for the six months ended June 30, 2026.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2025 were $42 thousand, which was attributable to research services we provided pursuant to a research services agreement with an external party. For the six months ended June 30, 2026, we did not recognize any cost of revenues.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were $5.5 million, as compared to $2.6 million for the six months ended June 30, 2025. The increase in expenses of $2.9 million was mainly attributable to an increase of $1.1 million in materials expenses and other preparation of the EB613 Phase 3 program, an increase of $0.3 million related to our Phase 1 safety and PK bridging study for the Next Generation of EB613, an increase of $1.1 million in connection with our collaboration programs with OPKO for EB612 and EB618 and an increase of $0.4 million in compensation expenses, primarily reflecting unfavorable foreign exchange rate fluctuation and non-cash compensation.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were $2.7 million, as compared to $2.6 million for the six months ended June 30, 2025. The increase of $0.1 million was mainly attributable to the portion of offering costs related to the April 2026 Pre-Funded Warrants that were recorded as part of general and administrative expenses.

Financial Expenses (Income), Net

Financial expenses, net for the six months ended June 30, 2026 was $2.7 million as compared to financial income, net ($8) thousand for the six months ended June 30, 2025. The change was primarily driven by the fair value remeasurement of the April 2026 Pre-Funded Warrants classified as a financial liability and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. These were partially offset by interest income generated from bank deposits.

Liquidity, Capital Resources and Cash Requirements

Since our inception and through June 30, 2026, we have financed our operations primarily through a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Through June 30, 2026, we had raised an aggregate of approximately $121.8 million from these sources, including the issuance of $36.4 million of Ordinary Shares through at-the-market-offering (“ATM”) programs.

As of June 30, 2026, we had cash and cash equivalents and restricted cash of $18.4 million, of which $7.1 million has been designated to fund our obligations under the A&R Collaboration Agreement. On July 28, 2026, we consummated the July 2026 Private Placement and received aggregate gross proceeds of approximately $275.0 million, before deducting placement agent fees and other offering expenses. See “—Recent Developments—July 2026 Private Placement.”

Since inception, we have incurred significant operating losses and negative cash flows from operations as we have devoted substantially all of our resources to the research and development of our product candidates. We expect to incur significant operating losses for the foreseeable future as we advance our clinical development programs.

As disclosed above, on July 28, 2026, we consummated the July 2026 Private Placement which significantly strengthened our financial position and liquidity, providing us with the capital to execute our current operating plan, including our Phase 3 registrational program for EB613, the advancement of EB612 and our other development activities, and supporting our expected operations into 2030.

We intend to use the net proceeds from the July 2026 Private Placement primarily to fund our planned Phase 3 registrational program for EB613 in postmenopausal women with osteoporosis, including activities through the anticipated submission of an NDA, to advance EB612 in collaboration with OPKO, and for working capital and other general corporate purposes.

For the three months ended June 30, 2026 and 2025, our operating losses were $4.6 million and $2.7 million, respectively. For the six months ended June 30, 2026 and 2025, our operating losses were $8.1 million and $5.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $136.2 million. We expect our operating expenses to increase significantly as we advance our planned Phase 3 registrational program for EB613, continue the development of EB612 and support our other research and development and general management activities. Based on our current operating plan, we believe that our existing cash resources, together with the net proceeds from the July 2026 Private Placement, will be sufficient to fund our planned operations into 2030. Accordingly, following completion of the July 2026 Private Placement, we concluded that the conditions and events that previously raised substantial doubt about our ability to continue as a going concern no longer exist.

Our estimate regarding the period through which our financial resources will be sufficient to support our operations is based on our current operating plan and assumptions regarding the timing and costs of our development programs and other operating activities. These assumptions are subject to change, and we may use our available capital resources sooner than currently anticipated.

 Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares in an at-the-market offering registered under the Securities Act. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as reimbursement of expenses. As of June 30, 2026, we had sold 4,940,156 Ordinary Shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. We currently have the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program under our currently effective Registration Statement on Form S-3.

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

On April 1, 2026, we entered into a securities purchase agreement with certain funds affiliated with BVF Partners L.P. (collectively, the “Purchaser”), providing for the private placement (the “April 2026 Private Placement”) to the Purchaser of an aggregate of 7,916,879 units (the “2026 Units”), each 2026 Unit consisting of (i) one Ordinary Share (or, in lieu thereof, one pre-funded warrant to purchase one Ordinary Share (the “2026 Pre-Funded Warrants”)) and (ii) one warrant to purchase one and one-half Ordinary Shares (the “2026 Ordinary Share Warrants”), for aggregate proceeds of approximately $10.0 million (or $1.2775 per 2026 Unit). On April 2, 2026 (the “Closing Date”), the Company issued 2,425,000 Ordinary Shares, 5,402,789 2026 Pre-Funded Warrants, and 11,741,683 2026 Ordinary Share Warrants in connection with the April 2026 Private Placement.

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

On July 28, 2026, we consummated the July 2026 Private Placement. See “—Recent Developments—July 2026 Private Placement.”

As of June 30, 2026, we had received approximately $0.6 million of net proceeds from the exercise of outstanding 2023 Ordinary Share Warrants. If all remaining 2023 Ordinary Share Warrants and all 2026 Ordinary Share Warrants were exercised for cash, then the Company would receive additional proceeds of approximately $22.3 million. There can be no assurance that the holders will exercise any of such warrants.

Funding Requirements

Based on our current operating plan, we believe that our existing cash resources, which includes the net proceeds from the July 2026 Private Placement, will be sufficient to fund our planned operations into 2030.

We expect our operating expenses to increase significantly as we advance our planned Phase 3 registrational program for EB613, continue the development of EB612 and support our other research and development activities. Our current operating plan and expected cash runway into 2030 reflect these anticipated increases in operating expenditures. Our expectations are based on management’s current assumptions, clinical development plans and regulatory submission timelines, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

Although we believe that our existing cash resources are sufficient to execute our current operating plan, we may seek additional capital in the future to support strategic opportunities, expand our pipeline, accelerate the development of our product candidates or pursue other business development initiatives. We continuously evaluate various financing alternatives in the public or private equity markets or through license of our N-Tab® platform to additional external parties through partnerships or research collaborations. However, any future financing may not be available on favorable terms, or at all, and any equity financing may result in dilution to our shareholders.

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

Cash Flows

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30, (unaudited)
	2026	2025
	(In thousands)
Net Cash used in operating activities	$(6,554)	$(3,035)
Net Cash used in investing activities	$(3)	$(37)
Net Cash provided by financing activities	$10,089	$13,286
Effect of Exchange Rate change on cash and cash equivalents	$21	-
Net increase in cash and cash equivalents	$3,553	$10,214

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $6.6 million, consisting primarily of our operating expenses of $8.1 million and decrease of $0.2 million in our net operating assets and liabilities, and approximately $1.3 million of share-based compensation and depreciation expenses.

Net cash used in operating activities for the six months ended June 30, 2025 was $3.0 million, consisting primarily of our operating expenses of $5.2 million, which was partially offset by approximately $1.1 million of share-based compensation and depreciation expenses and a decrease of $1.1 million in our net operating assets and liabilities.

The change in cash used in operating activities for six months ended June 30, 2026 compared to the same period in 2025 was mainly attributed to an increase of $2.9 million in our operating expenses and an increase of $0.9 million in our net operating assets and liabilities, which was partially offset by an increase of $0.2 million of share-based compensation and depreciation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted of the net proceeds of $9.8 million from the issuance of the securities in the April 2026 Private Placement and $0.3 million from the issuance of Ordinary Shares upon the exercise of outstanding options.

Net cash provided by financing activities for the six months ended June 30, 2025 consisted of the net proceeds of $6.0 million from the issuance of Ordinary Shares under the Leerink ATM Program, $0.2 million from the issuance of Ordinary Shares upon the exercise of outstanding warrants and $7.2 million from issuance of Ordinary Shares under the 2025 Collaboration Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, which we refer to as the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

In early April 2026, a two-week ceasefire between the United States and Iran was agreed. On June 17, 2026, the United States and Iran signed a 14-point memorandum of understanding that formalized the ceasefire, ended the U.S. naval blockade of Iranian ports, provided for the reopening of the Strait of Hormuz and commenced a 60-day period to negotiate a final agreement. Those negotiations subsequently stalled and the ceasefire broke down. Beginning in late June 2026, Iran resumed attacks on commercial vessels transiting the Strait of Hormuz and on U.S. military facilities in Bahrain, Kuwait and Jordan, and the United States has resumed large-scale air strikes against Iranian military and maritime targets. In July 2026, Iran announced the closure of the Strait of Hormuz and the United States reinstated its naval blockade of Iranian ports. U.S. strikes on Iran have continued on a near-daily basis, and Iran has to date rejected proposals for a renewed ceasefire. Although Israel has not participated in the current round of strikes on Iran, in June 2026 Iran launched ballistic missiles toward northern Israel and Israel conducted retaliatory strikes in Iran, and Israel’s Home Front Command has from time to time imposed restrictions on civilian activity.  There can be no assurance that a ceasefire will be restored, and hostilities between the United States, Israel and Iran could resume or further escalate at any time.

On April 16, 2026, following direct talks between Israeli and Lebanese officials in Washington, D.C., a 10-day cessation of hostilities between Israel and Lebanon was announced, brokered by the United States. On June 26, 2026, following further U.S.-brokered negotiations, Israel, Lebanon and the United States signed a trilateral framework agreement providing for the disarmament of Hezbollah by the Lebanese Armed Forces, beginning in designated pilot zones, and a phased withdrawal of Israeli forces from southern Lebanon. Implementation has been limited to date, Israeli forces remain stationed in southern Lebanon and Hezbollah has not accepted the terms as binding, stating that its fighters will remain deployed and will respond to any violations. The arrangement remains fragile, with reports of continued military operations by both sides in southern Lebanon.

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

Additionally, political uprisings, social unrest and violence in various other countries in the Middle East, including Israel’s neighboring countries Syria, Lebanon, Egypt and Jordan, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for a broader regional armed conflict. Since February 2026, there has been a significant escalation in hostilities involving the U.S., Israel, Iran and several other countries in the Middle East, including direct military exchanges, which resumed in July 2026 following the breakdown of the June 2026 ceasefire. In addition, the ceasefire framework in Gaza remains in place but implementation of its later phases has stalled, and the Houthis have renewed threats against commercial shipping in the Red Sea. These developments have increased regional instability and may further escalate into more severe and prolonged hostilities, which could affect Israel and us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2026, the board of directors of the Company granted 58,394 restricted stock units (“RSUs”) under the Company’s existing equity incentive plan to an entity controlled by an executive officer of the Company for services rendered by the executive officer in lieu of an annual cash bonus. The RSUs vest in four equal quarterly installments over a one-year period that commenced on May 1, 2026.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1
Securities Purchase Agreement, dated as of April 1, 2026, by and between Entera Bio Ltd. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 3, 2026).

10.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on April 3, 2026).
10.3	Form of Ordinary Share Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on April 3, 2026).
10.4
Registration Rights Agreement, dated as of April 2, 2026, by and among Entera Bio Ltd. and the purchaser party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on April 3, 2026).

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

ENTERA BIO LTD.

Date: August 7, 2026	/s/ Miranda Toledano
Miranda Toledano Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli Chief Financial Officer
(Principal Financial and Accounting Officer)