Form 10-Q
period 2026-09-30
Entera Bio Ltd.
filed 2026-11-06
CIK 1638097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☐  No ☒

As of November 2, 2026, the registrant had 174,137,771 ordinary shares, par value NIS 0.0000769 per share (“Ordinary Shares”) outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various statements in this Quarterly Report are “forward-looking statements” within the meaning of the PSLRA and other U.S. Federal securities laws. In addition, historic results of scientific research and clinical and preclinical trials do not guarantee that the conclusions of future research or trials would not be different, and historic results referred to in this Quarterly Report may be interpreted differently in light of additional research and clinical and preclinical trial results. Forward-looking statements include all statements that are not historical facts. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words including, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. These factors include those described in “Part II, Item 1A-Risk Factors” of this Quarterly Report and in “Part I, Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Meaningful factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing and commercializing or be unable to develop or commercialize our current and future product candidates;

•	The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed;

•	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all;

•	Positive results from preclinical studies and early-stage clinical trials may not be predictive of future results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed or in later stage trials;

•	The scope, progress and costs of developing our product candidates such as EB613 for osteoporosis and EB612 for hypoparathyroidism or other oral peptides for the treatment of obesity, metabolic disorders (EB618) and gastrointestinal rare diseases may alter over time based on various factors such as regulatory requirements, collaboration agreements, the competitive environment and new data from pre-clinical and clinical studies;

•	We depend on enrollment of patients in our clinical trials for our product candidates. If we are unable to enroll an adequate number of volunteers or patients in our clinical trials, our research and development efforts could be materially adversely affected;

•	We rely on third-party contract manufacturers for clinical trial supplies of our product candidates;

•	The accuracy of our estimates regarding expenses, capital requirements, the sufficiency of our cash resources and the need for additional financing;

•	Our ability to raise additional funds or consummate strategic partnerships to offset additional required capital to pursue our business objectives, which may not be available on acceptable terms or at all. A failure to obtain this additional capital when needed, or failure to consummate strategic partnerships, could delay, limit or reduce our product development, and other operations;

•	Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success;

•	The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and third-party payors establish adequate coverage and reimbursement levels and pricing policies;

•	Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;

•	If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected;

•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

•	Our reliance on third parties to conduct our clinical trials and on third-party suppliers to supply or produce our product candidates;

•	Our interpretation of FDA feedback and guidance and how such guidance may impact our clinical development plan;

•	Our ability to use and expand our N-Tab® platform to additional product candidates;

•	Our operation as a development stage company with limited operating history and a history of operating losses and our ability to fund our operations going forward;

•	Our competitive position with respect to other products on the market or in development for the treatment of osteoporosis, hypoparathyroidism, short bowel syndrome and other rare gastrointestinal disorders, obesity, metabolic and inflammatory conditions and other disease categories we pursue;

•	Our ability to establish and maintain development and commercialization collaborations;

•	Our ability to manufacture and supply enough material to support our clinical trials and any potential future commercial requirements;

•	The size of any market we may target and the adoption of our product candidates, if approved, by physicians and patients;

•	Our ability to obtain, maintain and protect our intellectual property and operate our business without infringing, misappropriating, or otherwise violating any intellectual property rights of others;

•	Our ability to retain key personnel and recruit additional qualified personnel;

•	Our ability to comply with laws and regulations that currently apply or become applicable to our business;

•	Our ability to manage growth; and

•	The Israel-Hamas conflict, that has been ongoing since October 2023, including involvement from Hezbollah, Iran and its proxies in the Middle East, such as the Houthis in Yemen and militias in Iraq and Syria, as well as the hostilities between the United States, Israel and Iran, and their impact on our operations and workforce, remains unknown.

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

We encourage you to read Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our 2025 Annual Report, each entitled “Risk Factors,” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Cash Requirements” of this Quarterly Report for additional discussion of the risks and uncertainties associated with our business. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

PART I.

ITEM 1. FINANCIAL STATEMENTS

ENTERA BIO LTD.

UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2026

ENTERA BIO LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

(Unaudited)

Assets	September 30,	December 31,
	2026	2025
CURRENT ASSETS:
Cash and cash equivalents	265,883	7,108
Restricted cash	6,536	7,775
Other current assets	4,046	415
TOTAL CURRENT ASSETS	276,465	15,298

NON-CURRENT ASSETS:
Property and equipment, net	133	134
Operating lease right-of-use assets	343	465
Restricted deposit	93	90
Funds in respect of employee rights upon retirement	6	6
TOTAL NON-CURRENT ASSETS	575	695
TOTAL ASSETS	277,040	15,993
Liabilities and shareholders' equity
CURRENT LIABILITIES:
Accounts payable	406	448
Accrued expenses and other payables	1,540	1,525
Current maturities of operating lease liabilities	207	230
TOTAL CURRENT LIABILITIES	2,153	2,203
NON-CURRENT LIABILITIES:
Operating lease liabilities	190	260
Other long-term liabilities	378	393
Liability for employee rights upon retirement	37	36
TOTAL NON-CURRENT LIABILITIES	605	689
TOTAL LIABILITIES	2,758	2,892
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Ordinary shares, NIS 0.0000769 par value: Authorized - 350,000,000 and 140,010,000 shares as of September 30, 2026 and December 31, 2025, respectively; issued and outstanding 173,922,428 and 46,178,630 shares, as of September 30, 2026 and December 31, 2025, respectively	5	1
Additional paid-in capital	426,016	138,425
Accumulated other comprehensive income	41	41
Accumulated deficit	(151,780)	(125,366)
TOTAL SHAREHOLDERS' EQUITY	274,282	13,101
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	277,040	15,993

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
REVENUES	-	42	-	-
COST OF REVENUES	-	42	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES:
Research and development, net	10,377	4,286	4,925	1,643
General and administrative	4,990	4,201	2,340	1,613
TOTAL OPERATING EXPENSES	15,367	8,487	7,265	3,256
OPERATING LOSS	15,367	8,487	7,265	3,256
FINANCIAL EXPENSES (INCOME), NET	11,047	(64)	8,332	(56)
NET LOSS	26,414	8,423	15,597	3,200

LOSS PER SHARE BASIC AND DILUTED	0.33	0.18	0.11	0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	81,207,725	45,829,501	145,075,070	47,089,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Ordinary shares
	Number of shares issued	Amounts	Additional paid-in capital	Accumulated other Comprehensive income	Accumulated deficit	Total
BALANCE AT JANUARY 1, 2026	46,178,630	1	138,425	41	(125,366)	13,101
Net loss	-	-	-	-	(26,414)	(26,414)
Exercise of options to Ordinary Shares	410,308	*	288	-	-	288
Exercise of 2023 warrants and pre-funded warrants	1,387,765	*	474	-	-	474
Issuance of Ordinary Shares and warrants, net of issuance costs	125,386,215	4	227,413	-	-	227,417
Reclassification of pre-funded warrants to equity	-	-	55,703	-	-	55,703
Vested restricted share units	302,868	*	-	-	-	*
Settlement in shares of board members compensation (see note 4)	256,642	-	598	-	-	598
Share-based compensation	-	-	3,115		-	3,115
BALANCE AT SEPTEMBER 30, 2026	173,922,428	5	426,016	41	(151,780)	274,282
BALANCE AT JULY 1, 2026	49,290,233	1	143,407	41	(136,183)	7,266
Net loss	-	-	-	-	(15,597)	(15,597)
Exercise of options to Ordinary Shares	15,560	*	28	-	-	28
Exercise of 2023 warrants and pre-funded warrants	1,387,765	*	474	-	-	474
Issuance of Ordinary Shares, net of issuance costs	122,961,215	4	224,276	-	-	224,280
Reclassification of pre-funded warrants to equity	-	-	55,703	-	-	55,703
Vested restricted share units	159,885	*	-	-	-	*
Settlement in shares of board members compensation (see note 4)	107,770	-	309	-	-	309
Share-based compensation	-	-	1,819			1,819
BALANCE AT SEPTEMBER 30, 2026	173,922,428	5	426,016	41	(151,780)	274,282
BALANCE AT JANUARY 1, 2025	38,837,220	1	121,965	41	(113,927)	8,080
Net loss	-	-	-	-	(8,423)	(8,423)
Exercise of warrants to Ordinary Shares	353,292	*	354	-	-	354
Exercise of options to Ordinary Shares	1,125	*	1	-	-	1
Issuance of Ordinary Shares under collaboration agreement, net	3,685,226	*	7,115	-	-	7,115
Issuance of Ordinary Shares under ATM program, net of issuance costs	2,731,574	*	6,067	-	-	6,067
Vested restricted share units	56,069	*	*	-	-	*
Share-based compensation	-	-	2,040	-	-	2,040
BALANCE AT SEPTEMBER 30, 2025	45,664,506	1	137,542	41	(122,350)	15,234
BALANCE AT JULY 1, 2025	45,452,167	1	136,364	41	(119,150)	17,256
Net loss	-	-	-	-	(3,200)	(3,200)
Exercise of warrants to Ordinary Shares	179,640	*	180	-	-	180
Exercise of options to Ordinary Shares	1,125	*	1	-	-	1
Issuance of Ordinary Shares under ATM program, net of issuance costs	31,574	*	70	-	-	70
Share-based compensation	-	-	927	-	-	927
BALANCE AT SEPTEMBER 30, 2025	45,664,506	1	137,542	41	(122,350)	15,234

* Represents an amount less than one thousand U.S. dollars.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2026	2025
Net loss	(26,414)	(8,423)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	25	23
Share-based compensation	3,115	2,040
Other finance expenses (income), net	11	(8)
Changes in fair value of pre-funded warrants classified as liability	10,289	-
Issuance cost allocated to pre-funded warrants	2,094	-
Changes in operating assets and liabilities:
Increase in other current assets	(3,631)	(219)
Decrease in accounts receivable	-	126
Increase (decrease) in accounts payable	(42)	84
Increase in accrued expenses and other payables and other long-term liabilities	600	840
Net cash used in operating activities	(13,953)	(5,537)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24)	(80)
Net cash used in investing activities	(24)	(80)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Ordinary Shares, warrants and pre-funded warrants	285,000	-
Proceeds from issuance of Ordinary Shares under ATM program	-	6,254
Issuance costs	(14,262)	(262)
Issuance of Ordinary Shares, under collaboration agreement	-	7,190
Exercise of warrants and options to Ordinary Shares	762	354
Net cash provided by financing activities	271,500	13,536

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS	257,523	7,919
EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	16	29
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT BEGINNING OF THE PERIOD	14,973	8,740
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND DEPOSITS AT END OF THE PERIOD	272,512	16,688
Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	265,883	8,574
Restricted cash and deposits	6,629	8,114
Total cash and cash equivalents and restricted cash and deposit	272,512	16,688
SUPPLEMENTAL DISCLOSURE OF CASH FLOW TRANSACTIONS:
Interest received	1,431	126
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Reclassification of pre-funded warrants liability to equity	55,703	-
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	38	59

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

a.	Entera Bio Ltd. (collectively with its subsidiary, the "Company" or “Entera”) was incorporated on September 30, 2009 and commenced operation on June 1, 2010. On January 8, 2018, the Company incorporated its wholly owned subsidiary, Entera Bio Inc., in Delaware, United States.

The Company is focused on developing first-in-class oral peptides. The Company focuses on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm.

The Company’s most advanced product candidate, EB613, oral PTH(1-34), is being developed as the first oral, osteoanabolic (bone building) tablet treatment for post-menopausal women with osteoporosis. In February 2026, the Company submitted to the U.S. Food and Drug Administration (the “FDA”) a clinical amendment which included the EB613 Phase 3 protocol, statistical analysis plan and open-label extension synopsis. In June 2026, the Company received feedback from the FDA on the submitted Phase 3 registrational plan for EB613.

The Company’s second product candidate, EB612, is being developed as the first oral acylated PTH(1-34) protein replacement tablet for patients with hypoparathyroidism. In February 2026, the Company amended and restated the 2025 Collaboration Agreement (as defined in Note 6) with OPKO Biologics, Inc., a subsidiary of OPKO Health, Inc. (“OPKO”), to advance this program jointly. Currently, the Company is advancing EB612 through IND-enabling studies and plans to initiate a Phase 1 Single Ascending Dose (SAD) study in 2027.

In addition, EB618 is being developed pursuant to the Company’s collaboration with OPKO, pursuant to which the companies are advancing a proprietary novel dual agonist GLP-1/glucagon peptide as a potential once-daily tablet treatment for patients with obesity, metabolic and fibrotic disorders.

In addition to its internal product development programs, the Company intends to license its proprietary N-Tab® platform to biopharmaceutical companies for use with their proprietary compounds.

b.	The Company's ordinary shares, NIS 0.0000769 par value per share (“ordinary shares”), are listed on the Nasdaq Capital Market under the symbol “ENTX”.

c.	The Company has incurred recurring operating losses and negative cash flows from operations since inception and expects to continue to incur operating losses as it advances the development of its product candidates. As of September 30, 2026, the Company has incurred an accumulated deficit in the amount of $151.8 million.

As described in Note 3b, on July 28, 2026, the Company completed a private placement financing (the "July 2026 Private Placement") of an aggregate of 134,803,910 ordinary shares and pre-funded warrants to purchase ordinary shares, resulting in net proceeds of approximately $260.9 million, after deducting issuance costs. The Company expects to use the net proceeds primarily to support activities related to the initiation of its Phase 3 registrational study of EB613, as well as for general working capital and corporate purposes.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS (Cont.)

Based on the Company's current operating plan, management believes that its existing cash and cash equivalents will be sufficient to fund its planned operations for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

d.	Since October 2023, Israel has been involved in an armed conflict with Hamas, which has expanded to include hostilities involving Hezbollah, Iran and other armed groups in the region. During 2026, military activity escalated, including direct military exchanges involving Israel, Iran and the United States, as well as renewed hostilities along Israel's northern border. A ceasefire between the United States and Iran that was formalized in June 2026 subsequently broke down, and hostilities between the United States and Iran resumed beginning in late June 2026. Although ceasefire arrangements have been announced from time to time, the regional security situation remains uncertain, and there can be no assurance that hostilities will not continue or further escalate.

The Company's research personnel and certain members of management are located in Israel, while its clinical, regulatory and supply chain activities are primarily conducted outside Israel. As of September 30, 2026, the Company's operations have remained largely unaffected by these events. For the nine months ended September 30, 2026 and 2025, and for the year ended December 31, 2025, the impact of these events on the Company's results of operations and financial condition was not material.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements

These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial statements. Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026, the consolidated results of operations and statements of changes in shareholders' equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025.

The consolidated results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Basic loss per share is computed on the basis of net loss for the period divided by the weighted average number of outstanding ordinary shares, equity classified pre-funded warrants and vested restricted share units (“RSUs”) during the period. Each outstanding pre-funded warrant has no expiration and is exercisable at an exercise price of $0.000025 per ordinary share.

Diluted loss per share is based upon the weighted average number of ordinary shares and ordinary share equivalents outstanding when dilutive. Ordinary share equivalents include outstanding stock options, liability classified pre-funded warrants, warrants and RSUs, which are included under the treasury stock method when dilutive. The calculation of diluted loss per share did not include options, liability classified pre-funded warrants, warrants and RSUs exercisable into 29,411,128 ordinary shares and 17,016,053 ordinary shares for the nine months ended September 30, 2026 and 2025, respectively, and 36,219,126 ordinary shares and 17,806,128 ordinary shares for the three months ended September 30, 2026 and 2025, respectively, because the effect would have been anti-dilutive.

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

NOTE 3 - ISSUANCE OF ORDINARY SHARES, PRE-FUNDED WARRANTS AND WARRANTS

a.	April 2026 Private Placement

On April 1, 2026, the Company entered into a securities purchase agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”), providing for the private placement to BVF of an aggregate of 7,827,789 units (the “2026 Units”), each 2026 Unit consisting of (i) one ordinary share (or, in lieu thereof, one pre-funded warrant to purchase one ordinary share (the “April 2026 Pre-Funded Warrants”)) and (ii) one warrant to purchase one and one-half ordinary shares (the “2026 Ordinary Share Warrants”), for aggregate proceeds of approximately $10.0 million (or $1.2775 per 2026 Unit). On April 2, 2026, the Company issued 2,425,000 ordinary shares, 5,402,789 April 2026 Pre-Funded Warrants, and 11,741,683 2026 Ordinary Share Warrants in connection with this offering.

Each 2026 Ordinary Share Warrant has an exercise price of $1.24 per share, became exercisable on October 2, 2026, expires five years following the date of issuance, and is subject to customary adjustments. The 2026 Ordinary Share Warrants are exercisable only for cash so long as the Company has an effective registration statement registering the shares issuable upon exercise of the 2026 Ordinary Share Warrants. The 2026 Ordinary Share Warrants were classified as equity upon issuance, as they met the criteria for equity classification under ASC 815-40.

The April 2026 Pre-Funded Warrants were originally issued with an exercise price of NIS 0.0000769 per share, became exercisable upon issuance and have no expiration date. Prior to their reclassification to equity on August 21, 2026 (see Note 3c below), the April 2026 Pre-Funded Warrants were not considered indexed to the ordinary shares under ASC 815-40-15 and were classified as a financial liability measured at fair value (Level 2, based on the quoted share price), with changes in fair value recognized in financial expenses, net.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - ISSUANCE OF ORDINARY SHARES, PRE-FUNDED WARRANTS AND WARRANTS (Cont.)

The proceeds of the 2026 Private Placement were allocated first to the April 2026 Pre-Funded Warrants based on their fair value as of the closing date of $6.8 million (based on the closing share price of $1.26 on April 2, 2026), and the residual proceeds of $3.2 million were allocated to the ordinary shares.

The Company had issuance costs of approximately $171 thousand, of which $116 thousand allocated to the April 2026 Pre-Funded Warrants was recognized immediately in the statement of operations and the remaining portion allocated to the equity components was deducted from additional paid-in capital.

Through August 21, 2026, the pre-funded warrants liability was measured at fair value on a recurring basis based on the quoted price of the Company’s ordinary shares (Level 2) based on the Company's share's market price less the nominal exercise price.

The fair value of the April 2026 Pre-Funded Warrants was $17.5 million as of August 21, 2026. Accordingly, the Company recognized a loss from the change in fair value of $7.9 million and $10.6 million for the three and nine months ended September 30, 2026, respectively. See also Note 3c.

b.	July 2026 Private Placement

On July 26, 2026, in connection with the July 2026 Private Placement, the Company entered into a securities purchase agreement (the “July 2026 Purchase Agreement”) with certain institutional and accredited investors, including BVF, providing for the issuance and sale of an aggregate of 134,803,910 ordinary shares or, in lieu thereof, pre-funded warrants to purchase ordinary shares (the “July 2026 Pre-Funded Warrants”), at a purchase price of $2.04 per ordinary share, for aggregate gross proceeds of approximately $275.0 million. On July 28, 2026, the Company issued 122,961,215 ordinary shares and July 2026 Pre-Funded Warrants to purchase 11,842,695 ordinary shares. The Company incurred issuance costs of approximately $14.1 million, consisting of placement agent fees and legal expenses.

The July 2026 Pre-Funded Warrants were originally issued with an exercise price of NIS 0.0000769 per ordinary share, became exercisable upon issuance, do not expire and are subject to customary beneficial ownership limitations and adjustments. As described in Note 3a above, the July 2026 Pre-Funded Warrants were originally classified as a financial liability measured at fair value, based on the market share price, until their reclassification to equity on August 21, 2026. See Note 3c below.

The proceeds of the July 2026 Private Placement were allocated first to the July 2026 Pre-Funded Warrants based on their fair value as of the closing date of $38.6 million (based on the closing share price of $3.26 on July 28, 2026), and the residual proceeds of $236.4 million were allocated to the ordinary shares. Issuance costs were allocated on the same basis: approximately $2.0 million allocated to the July 2026 Pre-Funded Warrants was recognized immediately in the statement of operations and $12.1 million allocated to the ordinary shares was deducted from additional paid-in capital.

The fair value of the July 2026 Pre-Funded Warrants as of August 21, 2026, was approximately $38.3 million. Accordingly, the Company recognized income from the change in fair value of $355 thousand for the three and nine months ended September 30, 2026. See also Note 3c.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 3 - ISSUANCE OF ORDINARY SHARES, PRE-FUNDED WARRANTS AND WARRANTS (Cont.)

Effective upon the closing of the July 2026 Private Placement, the Company granted BVF certain rights to designate two nominees to the Company’s board of directors, subject to specified ownership thresholds and other conditions. In connection with the July 2026 Private Placement, the Company also agreed to submit to its shareholders an increase in the number of ordinary shares reserved under the 2018 Equity Incentive Plan (the “2018 Plan”) and certain equity awards to executive officers.

c.	Amendment of the April 2026 and July 2026 Pre-Funded Warrants

On August 21, 2026, the Company and BVF, the holder of all outstanding April 2026 and July 2026 Pre-Funded Warrants, amended the terms of such pre-funded warrants to change the exercise price from NIS 0.0000769 per ordinary share to $0.000025 per ordinary share. Following the amendment, the pre-funded warrants met the criteria for equity classification under ASC 815-40. In accordance with the standard, the pre-funded warrants were remeasured to fair value as of August 21, 2026, with the change in fair value recognized in financial expenses, net, and their fair value was reclassified from liability to additional paid-in capital. Following this amendment the pre-funded warrants no longer require remeasurement on a recurring basis as of the end of each reporting period. As of September 30, 2026, none of the April 2026 or July 2026 Pre-Funded Warrants had been exercised.

Through August 21, 2026, the pre-funded warrant liability was measured at fair value on a recurring basis based on the quoted price of the Company’s ordinary shares (Level 2).

The following table presents the changes in the pre-funded warrants liability (Level 2):

	April 2026	July 2026	Total
	U.S. dollars in thousands
Balance as of January 1, 2026	-	-	-
Initial recognition at fair value	6,807	38,607	45,414
Change in fair value recognized in statement of operations	10,644	(355)	10,289
Reclassification to additional paid-in capital	(17,451)	(38,252)	(55,703)
Balance as of September 30, 2026	-	-	-

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - EQUITY AND SHARE-BASED COMPENSATION

Changes in Share Capital:

a.	On January 1, 2026, the Company issued 148,872 ordinary shares to five non-executive members of the board of directors in lieu of cash board fees for fiscal year 2025, which was approved by the Company’s shareholders at a meeting of the Company’s shareholders held on July 31, 2024. The fair value of the ordinary shares on the grant date was $289 thousand.

b.	In February and April 2026, two former non-executive board members exercised options for an aggregate of 394,748 ordinary shares for total consideration of $260 thousand.

c.	On July 14, 2026, the Company’s shareholders approved an increase in the Company’s authorized share capital to 350,000,000 ordinary shares.

d.	On August 7, 2026, the Company issued 107,770 ordinary shares to five non-executive members of the board of directors in lieu of cash board fees for the first and second quarters of 2026, as approved by the Company’s shareholders at a meeting held on July 31, 2024. The fair value of the ordinary shares on the grant date was $309 thousand. On August 5, 2026, the board of directors resolved to reinstate cash compensation for non-executive directors effective July 1, 2026.

e.	During the nine months ended September 30, 2026, certain holders of warrants issued in the Company’s December 2023 private placement exercised an aggregate of 480,879 warrants and 906,886 pre-funded warrants for an aggregate of 1,387,765 ordinary shares, for aggregate gross proceeds to the Company of $474 thousand.

Share-based Compensation:

a.	The following tables summarizes option activity during the nine months ended September 30, 2026:

	Nine months ended September 30, 2026
	Number of options	Weighted average exercise price
Outstanding at beginning of the period	9,283,274	$2.32

Granted	2,849,312	1.50
Exercised	(410,308)	0.70
Forfeited	(93,137)	1.87
Expired	(411,112)	2.93
Outstanding at end of the period	11,218,029	$1.92
Exercisable at end of the period	7,036,150	$2.42

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

Share-based Compensation (Cont.):

	Three months ended September 30, 2026
	Number of options	Weighted average exercise price
Outstanding at beginning of the period	9,189,929	$2.29

Granted	2,069,787	1.51
Exercised	(15,560)	1.79
Forfeited	(26,127)	1.93
Outstanding at end of the period	11,218,029	$1.92
Exercisable at end of the period	7,036,150	$2.42

b.	The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model, using the following assumptions:

Nine months ended September 30, 2026
Exercise price	$1.37-$2.81
Dividend yield	-
Expected volatility	84.2%-86.4%
Risk-free interest rate	3.74%-4.42%
Expected life - in years	5-6.1

c.	On May 7, 2026, the board of directors approved the grant of 734,428 RSUs to executive officers and service providers, of which 420,559 RSUs were subject to shareholder approval, which was obtained at a meeting of the Company’s shareholders held on July 14, 2026. The RSUs vest in four equal quarterly installments over a one-year period that started on May 1, 2026. The fair value of the 313,869 RSUs that were not subject to shareholder approval was $430 thousand at the date of grant. The grant date for accounting purposes of the 420,559 RSUs subject to shareholder approval was July 14, 2026, and their fair value at the grant date was $681 thousand.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 4 - EQUITY AND SHARE-BASED COMPENSATION (Cont.)

Share-based Compensation (Cont.):

d.

In connection with the transactions contemplated by the July 2026 Private Placement, on September 16, 2026, the Company's Board of Directors approved one-time equity awards to the Company's Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief of Research and Development, consisting of 3,351,790 RSUs and 8,438,729 options to purchase an aggregate of 11,790,519 ordinary shares. The options have an exercise price of $2.96 per share and vest over three years, while the RSUs vest ratably on a quarterly basis over one year.

These equity awards are subject to shareholder approval at the Company's Special Meeting of Shareholders scheduled for November 24, 2026.

e.	Restricted shares units grants to employees and consultants:

The following tables summarize information concerning RSUs:

	Nine Months Ended September 30, 2026		Three Months Ended September 30, 2026
	Number of RSU	Weighted Average Grant Date Fair Value	Number of RSU	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	142,984	2.06	313,870	1.37
Changes during the period:				-
Granted	991,070	1.72	528,329	1.87
Vested	(559,510)	1.95	(267,655)	2.07
Outstanding at end of period	574,544	1.51	574,544	1.51

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 5 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	September 30,	December 31,
Other current assets:	2026	2025
Prepaid expenses	3,778	37
Receivable in respect of collaborative arrangement	-	219
VAT receivable	86	52
Other	182	107
	4,046	415

	September 30,	December 31,
Accrued expenses and other payables:	2026	2025
Employees and employees related	343	264
Provision for vacation	211	168
Payables in respect of collaborative arrangement	325	-
Accrued expenses	316	726
Other payables (See Note 6)	345	367
	1,540	1,525

NOTE 6 - COLLABORATION AND RESEARCH AGREEMENTS

On March 16, 2025, the Company entered into a collaboration agreement with OPKO (the “2025 Collaboration Agreement”), which is accounted for as a collaboration arrangement within the scope of ASC 808.

Under the terms of the 2025 Collaboration Agreement, the Company and OPKO have agreed to collaborate with respect to the preclinical and clinical development and decision making related to the EB618 Program. The Company and OPKO share in the economics and development costs of such program at 40% and 60%, respectively, subject to certain opt-out provisions. In connection with the agreement, the Company issued 3,685,226 ordinary shares to OPKO for aggregate gross proceeds of $8.0 million, which were allocated between equity and the collaboration components of the arrangement. Amounts allocated to the collaboration component are recognized over the period of performance and presented within other liabilities in the consolidated balance sheet.

On February 3, 2026, the Company and OPKO amended and restated the 2025 Collaboration Agreement (the “A&R Collaboration Agreement”) to expand the scope of the collaboration to include the EB612 Program. Development costs and proceeds related to the EB612 Program are shared equally between the parties. Except for the foregoing expansion, the material terms of the 2025 Collaboration Agreement remain unchanged.

For the three and nine months ended September 30, 2026, the Company recognized net expenses of $655 thousand and $1.8 million, respectively, relating to the A&R Collaboration Agreement.

ENTERA BIO LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

NOTE 7 – SEGMENT INFORMATION

a.	The Company is legally headquartered, and the Company’s laboratories are located, in Israel as a single operating segment. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”). The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis. The CODM reviews the Company's consolidated results of operations through income (loss) before income taxes.

b.	Segment information:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Revenues	-	$42	-	-
Less:
Research and development, net:
Clinical trial, sub-contractors and consulting expense (EB613)	$5,161	$1,544	$2,827	$572
Net expenses related to OPKO Collaboration Agreement	1,819	190	655	70
Payroll and related expenses	1,546	1,184	627	418
Share-based compensation	1,331	799	641	329
Rent and related expenses	409	344	157	118
Other development expenses	111	225	18	136
Other segment expenses*	16,037	4,179	10,672	1,557
Segment net loss	$26,414	$8,423	$15,597	$3,200

* Other segment expenses mainly related to general and administrative expenses, including payroll and related expenses, share-based compensation, legal and audit fees and others, and to financial expenses (income), net, including changes in the fair value of the pre-funded warrants liability.

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

Business Overview

Entera is a clinical stage company focused on developing oral peptide and protein replacement therapies for significant unmet medical needs. We focus on underserved, chronic medical conditions for which oral administration of a protein therapy has the potential to significantly shift a treatment paradigm. Our pipeline includes first-in-class oral PTH(1-34), GLP-1/Glucagon and GLP-2 agonists in tablet form, with indications across women centric endocrine conditions and metabolic and inflammatory disorders.

Currently, most protein therapies are administered via frequent intravenous, subcutaneous, or intramuscular injections. In chronic progressive conditions, these cumbersome, often painful and high-priced injections limit adherence, access and can create a major treatment gap.

From a technical standpoint, the development of orally available peptides is challenging due to the enzymatic degradation within the gastrointestinal tract and poor absorption into the blood stream. We leverage our N-Tab® platform, which is designed to simultaneously stabilize large (4kD+), linear, hydrophilic peptides in the gastrointestinal tract and promote their absorption into the bloodstream.

EB613 Program (Oral PTH(1-34))

Our most advanced product candidate, EB613, oral PTH (1-34), is being developed as the first oral, anabolic (bone building) tablet for osteoporosis. Osteoporosis is a chronic, progressive disorder in which bone resorption exceeds formation, resulting in increased susceptibility to fracture. Multiple guidelines recommend anabolic treatment as frontline treatment because of their superiority in rapidly increasing Bone Mineral Density (“BMD”) and lowering fracture risk versus anti-resorptive treatments. The three approved anabolic drugs (Forteo®, Tymlos®, Evenity®) require daily/”in-office” monthly subcutaneous (SC) injections which limits both clinician and patient access and are estimated to be used in a minority of very high-risk patients.

EB613 is intended to provide the first oral anabolic option to patients earlier in their treatment journey to increase skeletal mass, reduce the risk of fracture and consequently limit the progression of the disease, and its associated disability and mortality.

EB613 is being developed under a 505(b)(2) application to the listed drug, Forteo® (teriparatide daily SC injection, Eli Lilly), which was first approved by the FDA in 2002 for the treatment of postmenopausal women with osteoporosis at high risk of fracture and later indicated for men with osteoporosis and osteoporosis associated with sustained systemic glucocorticoid therapy. Forteo® has been in clinical use for over 20 years with a well-established benefit-risk profile.

A placebo controlled, dose ranging Phase 2 study of EB613 oral tablets (n= 161) met primary (pharmacodynamic/bone turnover biomarker) and secondary endpoints (BMD). In April 2024, Phase 2 data was published in the Journal of Bone and Mineral Research (JBMR). EB613 produced rapid dose-proportional increases in biochemical markers of bone formation, reductions in markers of bone resorption, and increased lumbar spine, total hip, and femoral neck BMD. At 6 months of treatment, EB613 2.5mg produced comparable total hip BMD increases as those that have been reported for Forteo® at 6 months.

In October 2026, we reported clinical data from a post-hoc analysis of our Phase 2 trial of EB613 at the ASBMR 2026 Annual Meeting in a poster presentation titled “EB613, Oral PTH(1-34) Tablet, Shows Markedly Enhanced Anabolic Effects in Postmenopausal Women with Osteoporosis at High Risk of Fracture: Insights from Phase 2 Trial”. This exploratory analysis, based on small patient groups, suggests a potentially greater treatment effect of EB613 in women with more severe osteoporosis (T-scores of -2.5 or lower) vs women with osteopenia (T-scores higher than -2.5). Our planned Phase 3 registrational program for EB613 is planned to enroll postmenopausal women with osteoporosis at high risk of fracture (T-scores of -2.5 or lower).

Osteoporosis is a major and growing public health issue worldwide. In the United States, osteoporosis results in over two million fractures annually, despite available treatment options. These fractures lead to chronic pain, decreased quality of life, increased disability and premature death. Studies show that up to 20-24% of hip fracture patients die within one year of the fracture. The total medical cost of osteoporotic fractures in the United States is projected to increase from $57 billion in 2018 to $95 billion by 2040, largely due to the aging population.

Postmenopausal women are at higher risk of developing osteoporosis-related fractures due to primary estrogen deficiency which leads to accelerated bone loss after menopause. After age 50, one in three women and one in five men are estimated to suffer an osteoporosis-related fracture in their remaining lifetime.

Regulatory Background

Initial approvals of new drugs for the treatment of osteoporosis have historically required a placebo-controlled trial demonstrating fracture risk reduction as the primary efficacy endpoint. The fracture endpoint is challenging due to ethical considerations and the very large sample sizes required to evaluate treatment effectiveness. The last drug approval for osteoporosis occurred in 2019.

In the United States, the Foundation for the National Institute of Health-American Society for Bone and Mineral Research-Study to Advance BMD as a Regulatory Endpoint (FNIH-ASBMR-SABRE, previously known as the FNIH-Bone Quality Project [FNIH-BQP], hereinafter “SABRE”) was launched in 2013. Total Hip BMD was qualified by FDA in December 2025 as a surrogate efficacy endpoint to fracture.

Since the end of our Phase 2 Meeting in December 2021, we have engaged with the FDA in various Type C, D, A and other meetings in 2022, 2023, 2024, 2025 and 2026 to obtain clarity and alignment an appropriate data package to support a new drug application (“NDA”) for EB613 under a 505(b)(2) application.

In February 2026, we submitted to the FDA a clinical amendment comprising a streamlined EB613 Phase 3 protocol, statistical analysis plan and extension synopsis. In June 2026, we announced that the FDA accepted our proposed registrational development plan for EB613 and that a randomized, double-blind, placebo-controlled, phase 3 trial in approximately 750 postmenopausal women with osteoporosis, with a primary endpoint of percent change from baseline in total hip BMD at Month 12, may support our NDA. The FDA agreed with our proposal to continue following the randomized patients to 24 months in an extension study and specified that the 120-day safety update should include data up to 18 months. We also plan to submit the complete 2-year data upon completion of the extension study to demonstrate durability of response of EB613 beyond the 12 months.

In addition, as aligned in 2022 and 2023 communications with FDA, to support the NDA under the 505(b)(2) regulatory pathway, the data package will include a scientific bridging analysis with Forteo® (teriparatide SC injection, Eli Lilly) which will be based on a PK exposure analysis with separate population PK and PK sub-studies planned. We also intend to conduct a transiliac crest bone biopsy sub-study in a small subset of patients as part of our registrational plan.

In October 2026, we presented the design of our planned Phase 3 study of EB613 at the ASBMR 2026 Annual Meeting. The study is expected to enroll approximately 900 postmenopausal women with osteoporosis, randomized 2:1 to EB613 (N ~ 600) or placebo (N ~ 300). Eligible participants will include postmenopausal women 50-90 years of age and ≥5 years from the last menstrual period with osteoporosis diagnosed by DXA with BMD T-score ≤-2.5 at either lumbar spine, total hip, or femoral neck. Participants completing 12 months of treatment in the registrational study will be eligible to enroll in the planned extension study through Month 24. We are currently preparing to open the Phase 3 study for EB613 in late 2026.

EB612 Program (Oral Acylated PTH(1-34))

Our product candidate, EB612, is being developed as the first oral acylated PTH(1-34) peptide replacement therapy in tablet form for patients with hypoparathyroidism.

This program is being developed as part of our February 2026 expanded collaboration with OPKO Biologics, Inc. (“OPKO Biologics”), a subsidiary of OPKO Health, Inc. (“OPKO”). Under the collaboration, Entera and OPKO each hold a 50% pro-rata ownership interest in the EB612 program, and each is responsible for 50% of development costs.

In June 2026, at ENDO 2026, we presented preclinical data for EB612 from three animal models — a thyroparathyroidectomized (TPTx) rat model, a minipig model and a non-human primate model — showing sustained increases in serum calcium consistent with clinically validated injectable PTH-replacement therapies for hypoparathyroidism.

We are currently conducting IND enabling studies for EB612. We intend to initiate a PK Phase 1 Single Ascending Dose (SAD) phase 1 study with EB612 in 2027.

EB618 Program (Oral GLP-1/Glucagon)

In September 2023, we entered into a collaboration agreement with OPKO Biologics (the “2023 Collaboration Agreement”) to develop the first oral dual agonist GLP-1/Glucagon (OXM) peptide as a tablet for patients with obesity and metabolic disorders. Oxyntomodulin (OXM) is a hormone that regulates appetite and glucose metabolism and promotes weight loss, with additional cardioprotective and anti-fibrotic properties; its therapeutic potential as a native hormone is limited by a short plasma half-life. Currently, there are no approved dual GLP-1/Glucagon agonists available.

In June 2026, at ENDO 2026, we presented preclinical data for EB618 from a single-dose pharmacokinetic-pharmacodynamic study in non-human primates, showing dose-proportional systemic exposure across three tablet strengths, a dose-proportional pharmacologic effect on postprandial blood glucose.

OPKO is conducting a single ascending dose (SAD) Phase 1 clinical study with a weekly subcutaneous injection of the OXM peptide. We plan to determine next steps of the clinical development plan for EB618 based on the outcomes of that study.

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

We are currently exploring potential collaboration and partnering options for this program.

Patent Transfer, Licensing Agreements and Grant Funding

OPKO Collaboration and License Agreements

2023 Collaboration Agreement

In September 2023, we entered into the 2023 Collaboration Agreement with OPKO Biologics. Under the terms of this agreement, OPKO has agreed to supply a proprietary long-acting GLP-2 peptide and certain OXM analogs for the development of oral tablet candidates using our proprietary N-Tab® platform. Under this agreement, we and OPKO have each agreed to be responsible for specific phases of development of the two oral peptides to the point of demonstrated in vivo feasibility.

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

Under the terms of the 2025 Collaboration Agreement, we and OPKO retain 40% and 60%, respectively, of all proceeds deriving from the EB618 Program, and will be responsible for 40% and 60% of the Program’s development costs, respectively. Following the completion of the Phase 1 stage, we may continue to fund our 40% share of the Program to maintain our right to proceeds or opt-out (the “Opt-Out”). If we Opt-Out, then we and OPKO will retain 15% and 85%, respectively, of all proceeds deriving from the Program, while OPKO will be solely responsible for ongoing development and commercialization funding of the Program.

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

Amended and Restated Collaboration Agreement

In February 2026, we entered into the A&R Collaboration Agreement with OPKO which amends and restates the 2025 Collaboration Agreement to expand the scope of the agreement to include the collaboration with respect to the preclinical and clinical development of long acting or acylated PTH(1-34) peptides for the treatment of hypoparathyroidism (EB612 Program) . Development costs incurred by the parties and proceeds relating to the EB612 program will be shared equally (50% / 50%) between Entera and OPKO.

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

The amount that must be repaid may be increased up to six times the amount of the grant received and the interest. The rate of royalties may be accelerated and the royalty liability may increase (up to three times the amount of the grant amount and the interest), if manufacturing of the products developed with the grant money is transferred outside of the State of Israel. Moreover, a payment of up to 600% of the grant received may be required upon the transfer of any IIA-related know-how to a non-Israeli entity. We signed a contract with a U.K.-based contract manufacturing organization to produce and supply tablets for trials performed worldwide. We believe that, because this production is not for commercial purposes, it will not affect the royalty rates to be paid to the IIA. Should the IIA successfully take a contrary position, the maximum royalties to be paid to the IIA will be approximately $1.5 million, which is three times the amount of the original grant (plus interest on the entire increased amount). Under a collaboration agreement that was previously mutually terminated in May 2023, from 2019 through March 31, 2023, we recognized an aggregate amount of $1.7 million of revenue in accordance with ASC 606, “Revenues from Contracts with Customers” with respect to revenue generated from the collaboration agreement. Prior to its termination, we had been required to pay to the IIA 5.38% of each payment made to us under such collaboration agreement with an ultimately liability of up to 600% of the grant received plus interest. As of September 30, 2026, we had paid royalties to the IIA in the amount of $96 thousand.

In addition to paying any royalties due, we must abide by other restrictions associated with receiving such grants under the Research Law that continue to apply following repayment to the IIA.

Recent Developments

Appointment of Chief Medical Officer

On August 18, 2026, we appointed Riccardo Paolo Camisasca, M.D., as our Chief Medical Officer, effective immediately. Dr. Camisasca has more than 30 years of experience spanning clinical development, medical affairs, regulatory strategy and research and development leadership. Most recently, he served as Global Head of Research & Development at Sumitomo Pharma Switzerland, and he previously held clinical development and medical affairs leadership roles at Bial, Syneos Health, Takeda and Novartis.

Appointment and Departure of Directors

Appointment of Directors

On October 6, 2026, our board of directors (the “Board”) appointed Laura Hamill as a Class I director of the Company, effective December 1, 2026, to serve until our 2027 annual general meeting of shareholders and until her successor has been duly elected and qualified. Ms. Hamill will also serve as a member of the audit committee and the corporate governance and nomination committee of the Board, in each case, effective December 1, 2026. Ms. Hamill has more than 35 years of biopharmaceutical commercial leadership experience. Most recently she served as Executive Vice President, Worldwide Commercial Operations at Gilead Sciences, Inc., and before that she held senior commercial leadership roles at Amgen Inc. for nearly two decades.

On October 27, 2026, the Board appointed Juan Camilo Arjona Ferreira, M.D., as a Class II director of the Company, effective December 1, 2026. Dr. Arjona Ferreira will serve as a director until the Company’s 2028 Annual Meeting of Shareholders and until his successor shall have been elected and qualified, or until his earlier death, resignation, retirement, disqualification or removal. Dr. Arjona Ferreira has also been appointed to serve as a member of the compensation committee of the Board, effective December 1, 2026. Dr. Arjona Ferreira is a seasoned physician and pharmaceutical executive and a longtime global advocate for women’s health, with more than 20 years of global clinical development experience. He currently serves as Head of Research & Development and Chief Medical Officer at Organon & Co. (NYSE: OGN), leading Organon’s global research and development organization, which spans early- and late-stage development, global regulatory affairs, pharmacovigilance and safety science, and medical affairs across a diverse portfolio focused on women’s health.

Departure of Directors

On October 6, 2026 and October 27, 2026, Yonatan Malca and Haya Taitel, respectively, notified the Board that he or she will step down as a director, effective December 1, 2026. Mr. Malca’s and Ms. Taitel’s departure are not the result of any disagreement with us on any matter relating to our operations, policies or practices.

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

In early April 2026, a two-week ceasefire between the United States and Iran was agreed and on April 21, 2026, U.S. President Donald Trump announced that the United States would extend the ceasefire with Iran, to allow Iran's leadership to present a unified proposal for negotiations. On June 17, 2026, the United States and Iran signed a memorandum of understanding formalizing the ceasefire, which ended the U.S. naval blockade of Iranian ports and provided for the reopening of the Strait of Hormuz; however, negotiations subsequently stalled, the ceasefire broke down and, beginning in late June 2026, Iran resumed attacks on commercial vessels and U.S. military facilities in the region. In July 2026, Iran announced the closure of the Strait of Hormuz and the United States reinstated its naval blockade of Iranian ports. Iran has since continued restricting commercial vessel passage through the Strait of Hormuz, declaring that the waterway would remain effectively closed until the blockade is lifted. Since early September 2026, no major attacks on land-based targets have been reported, although Iranian attacks on commercial shipping in and around the Strait of Hormuz intensified in October 2026, and the U.S. naval blockade of Iranian ports remains in effect. Hostilities could resume or escalate at any time. On April 16, 2026, following direct talks between Israeli and Lebanese officials in Washington, D.C., a 10-day cessation of hostilities between Israel and Lebanon was announced, brokered by the United States. On June 26, 2026, Israel, Lebanon and the United States facilitated a framework agreement providing for the disarmament of Hezbollah and a phased withdrawal of Israeli forces from southern Lebanon; however, implementation has been limited. Israeli forces remain stationed in southern Lebanon and Hezbollah has not accepted the terms as binding, stating that its fighters will remain deployed and will respond to any violations. The ceasefire remains fragile, with reports of continued military operations by both sides in southern Lebanon. In August 2026, Iran and Oman entered advanced negotiations on a new shipping arrangement for the Strait of Hormuz; however, Iran has conditioned reopening the waterway on additional demands, including U.S. compensation and the cessation of hostilities, while the United States has similarly demanded compensation from Iran as a precondition for further talks. As of the date of this Quarterly Report, those negotiations remain unresolved and the Strait of Hormuz remains effectively closed to normal commercial traffic.

The Company’s early research and development personnel and certain officers of the Company are located in Israel. The Company’s clinical operations and development team and our supply chain is located outside of Israel. During the three and nine months ended September 30, 2026 and 2025, the impact of these conflicts on the Company’s results of operations and financial condition was immaterial. See Item 1A. “Risk Factors—Security, political and economic instability in the Middle East may harm our business.”

Financial Overview

From our inception through September 30, 2026, we have financed our operations primarily through a combination of public and private equity offerings and the issuance of Ordinary Shares upon the exercise of options and warrants. Through September 30, 2026, we had raised an aggregate of approximately $397.3 million from these sources, including approximately $275.0 million of gross proceeds received in connection with the July 2026 Private Placement (as defined below).

Since inception, we have incurred significant operating losses and negative cash flows from operations as we have devoted substantially all of our resources to the research and development of our product candidates. We expect to incur significant operating losses for the foreseeable future as we advance our clinical development programs. For the three months ended September 30, 2026 and 2025, our operating losses were $7.3 million and $3.3 million, respectively. For the nine months ended September 30, 2026 and 2025, our operating losses were $15.4 million and $8.5 million, respectively.

As of September 30, 2026, we had an accumulated deficit of $151.8 million. Our operating results may increase significantly from period to period depending on, among other things, the timing and progress of our clinical trials, research and development activities, manufacturing activities, regulatory interactions, strategic collaborations and any third-party collaborations into which we may enter.

As of September 30, 2026, we had cash, cash equivalents and restricted cash of $272.4 million, of which $6.5 million has been designated to fund collaboration activities with OPKO under the A&R Collaboration Agreement.

On July 28, 2026, we consummated the July 2026 Private Placement and received aggregate gross proceeds of approximately $275.0 million and aggregate net proceeds of approximately $260.9 million after deducting placement agent fees and other offering expenses. Based on our current operating plan, we believe that our existing cash resources will be sufficient to fund our planned operations into 2030.

Our estimate regarding the period through which our financial resources will be sufficient to support our operations is based on our current operating plan and assumptions regarding the timing and costs of our development programs and other operating activities. These assumptions are subject to change, and we may use our available capital resources sooner than currently anticipated.

As of September 30, 2026, we had a total of 27 employees based in Israel, the U.S., Switzerland and Canada. In addition, we employ a team of dedicated clinical, non-clinical, statistics, CMC, regulatory and development advisors. Our laboratories are in Jerusalem, Israel.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including due to the timing of initiation of clinical trials and the enrolment of patients in clinical trials. For the three months ended September 30, 2026 and 2025, our research and development expenses were $4.9 million and $1.6 million, respectively. For the nine months ended September 30, 2026 and 2025, our research and development expenses were $10.4 million and $4.3 million, respectively. Research and development expenses for the three and nine months ended September 30, 2026 were primarily for the development of the EB613 program, including start-up activities for the registrational Phase 3 study of EB613, and expenses related to our EB612 and EB618 programs in collaboration with OPKO. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to numerous risks and uncertainties associated with developing drugs, including:

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

Our research and development expenses for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)

Clinical trial, sub-contractors and consulting expenses (EB613)	$5,161	$1,544	$2,827	$572
Net expenses related to OPKO Collaboration Agreement	1,819	190	655	70
Payroll and related expenses	1,546	1,184	627	418
Share-based compensation	1,331	799	641	329
Rent and related expenses	409	344	157	118
Other development expenses	111	225	18	136
Research and development expenses	$10,377	$4,286	$4,925	$1,643

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

Financial Expenses (Income), Net

Financial expenses (income), net is composed primarily of changes in the fair value of the April 2026 Pre-Funded Warrants and the July 2026 Pre-Funded Warrants, which were classified as a financial liability until their reclassification to equity on August 21, 2026, the portion of offering costs allocated to such pre-funded warrants, interest income from bank deposits and exchange rate differences of certain currencies against our functional currency, which is the U.S. Dollar. Following the reclassification of the pre-funded warrants to equity, we do not expect to recognize further changes in their fair value, and we expect interest income on the net proceeds of the July 2026 Private Placement to be the primary component of financial expenses (income), net in future periods.

Taxes on Income

We have not generated taxable income since our inception, and, as of September 30, 2026, we had carryforward tax losses of $102.9 million.

We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

The Company’s subsidiary, Entera Bio Inc., is taxed separately under U.S. tax laws. As of September 30, 2026, Entera Bio Inc. had tax loss carryforwards of $0.2 million.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
	(In thousands, except for percentage information)
Operating expenses:
Research and development expenses, net	$4,925	$1,643	3,282	200%
General and administrative expenses	$2,340	$1,613	727	45%
Operating loss	$7,265	$3,256	4,009	123%
Financial expenses (income), net	$8,332	$(56)	8,388	(14,978)%
Net loss	$15,597	$3,200	12,397	387%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 were $4.9 million, as compared to $1.6 million for the three months ended September 30, 2025. The increase in expenses of $3.3 million was primarily attributable to an increase of $2.3 million in costs associated with preparatory and start-up activities for the registrational Phase 3 program of EB613, including clinical drug supply and contract research organization (CRO) activity, an increase of $0.6 million in connection with our collaboration programs with OPKO, mainly for EB612, and an increase of $0.5 million in personnel-related expenses, reflecting the appointment of our Chief Medical Officer, the expansion of our clinical and early development teams and non-cash share-based compensation expenses. These were partially offset by $0.1 million in regulatory expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $2.3 million, as compared to $1.6 million for the three months ended September 30, 2025. The increase of $0.7 million was primarily due to an increase in non-cash share-based compensation.

Financial Expenses (Income), Net

Financial expenses, net for the three months ended September 30, 2026 were $8.3 million, as compared to financial income, net of $56 thousand for the three months ended September 30, 2025. The change was primarily driven by (i) a non-cash loss of $7.5 million resulting from the remeasurement to fair value of the April 2026 and July 2026 Pre-Funded Warrants through August 21, 2026, the date on which they were reclassified to equity, and (ii) $2.1 million of offering costs related to the April and July 2026 Private Placement allocated to the Pre-Funded Warrants and expensed as incurred. These were partially offset by interest income of $1.3 million.

Comparison of Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
	(In thousands, except for percentage information)
Revenues	$-	$42	(42)	(100)%
Cost of Revenues	$-	$42	(42)	(100)%
Gross Profit	$-	$-	$-
Operating expenses:
Research and development expenses, net	$10,377	$4,286	6,091	142%
General and administrative expenses	$4,990	$4,201	789	19%
Operating loss	$15,367	$8,487	6,880	81%
Financial expenses (income), net	$11,047	$(64)	11,111	(17,360)%
Net loss	$26,414	$8,423	17,991	214%

Revenues

Revenues for the nine months ended September 30, 2025 were $42 thousand, which were attributable to research services we provided pursuant to a research services agreement with an external party. The Company completed its obligations under the research services agreement in the first quarter of 2025. We did not recognize any revenue for the nine months ended September 30, 2026.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025 were $42 thousand, which was attributable to research services we provided pursuant to a research services agreement with an external party. For the nine months ended September 30, 2026, we did not recognize any cost of revenues.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 were $10.4 million, as compared to $4.3 million for the nine months ended September 30, 2025. The increase in expenses of $6.1 million was mainly attributable to an increase of $3.6 million in costs associated with preparatory and start-up activities for the registrational Phase 3 program of EB613, including clinical drug supply and contract research organization (CRO) activity and related to our Phase 1 safety and PK bridging study for the Next Generation of EB613, an increase of $1.6 million in connection with our collaboration programs with OPKO for EB612 and EB618 and an increase of $0.9 million in personnel-related expenses, reflecting the appointment of our Chief Medical Officer, the expansion of our clinical and early development teams and non-cash share-based compensation expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2026 were $5.0 million, as compared to $4.2 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of $0.9 million in non-cash share-based compensation. This increase was partially offset by a decrease of $0.1 million in legal fees and other expenses.

Financial Expenses (Income), Net

Financial expenses, net for the nine months ended September 30, 2026 were $11.0 million, as compared to financial income, net of $64 thousand for the nine months ended September 30, 2025. The change was primarily driven by (i) a non-cash loss of $10.3 million from the remeasurement to fair value of the April 2026 and July 2026 Pre-Funded Warrants until their reclassification to equity on August 21, 2026, (ii) $2.1 million of offering costs related to the April and July 2026 Private Placements allocated to the Pre-Funded Warrants and expensed as incurred and (iii) exchange rate differences. These were partially offset by interest income of $1.4 million.

Liquidity, Capital Resources and Cash Requirements

Since our inception and through September 30, 2026, we have financed our operations primarily through a combination of public and private equity offerings, IIA grants and the issuance of Ordinary Shares upon the exercise of options and warrants. Through September 30, 2026, we had raised an aggregate of approximately $397.3 million from these sources, including the issuance of $36.4 million of Ordinary Shares through at-the-market-offering (“ATM”) programs and approximately $285.0 million of gross proceeds received in connection with the April and July 2026 Private Placements.

As of September 30, 2026, we had cash and cash equivalents and restricted cash of $272.4 million, of which $6.5 million has been designated to fund our obligations under the A&R Collaboration Agreement.

Since inception, we have incurred significant operating losses and negative cash flows from operations as we have devoted substantially all of our resources to the research and development of our product candidates. We expect to incur significant operating losses for the foreseeable future as we advance our clinical development programs.

As previously disclosed, on July 28, 2026, we consummated the July 2026 Private Placement, which significantly strengthened our financial position and liquidity, providing us with the capital to execute our current operating plan, including our Phase 3 registrational program for EB613, the advancement of EB612 and our other development activities, and supporting our expected operations into 2030.

We intend to use the net proceeds from the July 2026 Private Placement primarily to fund our planned Phase 3 registrational program for EB613 in postmenopausal women with osteoporosis, including activities through the anticipated submission of an NDA, to advance EB612 in collaboration with OPKO, and for working capital and other general corporate purposes.

For the three months ended September 30, 2026 and 2025, our operating losses were $7.3 million and $3.3 million, respectively. For the nine months ended September 30, 2026 and 2025, our operating losses were $15.4 million and $8.5 million, respectively. As of September 30, 2026, we had an accumulated deficit of $151.8 million. We expect our operating expenses to increase significantly as we advance our planned Phase 3 registrational program for EB613, continue the development of EB612 and support our other research and development and general management activities. Based on our current operating plan, we believe that our existing cash resources will be sufficient to fund our planned operations into 2030.

Our estimate regarding the period through which our financial resources will be sufficient to support our operations is based on our current operating plan and assumptions regarding the timing and costs of our development programs and other operating activities. These assumptions are subject to change, and we may use our available capital resources sooner than currently anticipated.

Equity Offerings

On September 2, 2022, we entered into a Sales Agreement with Leerink Partners LLC (f/k/a SVB Securities LLC), as sales agent, to implement an ATM program (the “Leerink ATM Program”) under which we were originally able to sell up to 5,000,000 Ordinary Shares in an at-the-market offering registered under the Securities Act. The sales agent is entitled to a fixed commission of 3% of the aggregate gross proceeds as well as reimbursement of expenses. As of September 30, 2026, we had sold 4,940,156 Ordinary Shares under the Leerink ATM Program for aggregate proceeds of $9.8 million, net of issuance costs. We currently have the ability, but not the obligation, to sell up to an additional 30,000,000 Ordinary Shares under the Leerink ATM Program under our currently effective Registration Statement on Form S-3.

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

April 2026 Private Placement

On April 1, 2026, we entered into a securities purchase agreement with certain funds affiliated with BVF Partners L.P. (collectively, “BVF”), providing for the private placement (the “April 2026 Private Placement”) to BVF of an aggregate of 7,827,789 units (the “2026 Units”), each 2026 Unit consisting of (i) one Ordinary Share (or, in lieu thereof, one pre-funded warrant to purchase one Ordinary Share (the “April 2026 Pre-Funded Warrants”)) and (ii) one warrant to purchase one and one-half Ordinary Shares (the “2026 Ordinary Share Warrants”), for aggregate proceeds of approximately $10.0 million (or $1.2775 per 2026 Unit). On April 2, 2026 (the “April 2026 Closing Date”), the Company issued 2,425,000 Ordinary Shares, 5,402,789 April 2026 Pre-Funded Warrants, and 11,741,683 2026 Ordinary Share Warrants in connection with the April 2026 Private Placement.

Each 2026 Ordinary Share Warrant has an exercise price of $1.24 per share, became exercisable on October 2, 2026, six months following the April 2026 Closing Date, expires five years from the date of issuance, and is subject to customary adjustments. The 2026 Ordinary Share Warrants are exercisable only for cash so long as we have an effective registration statement registering the shares underlying the 2026 Ordinary Share Warrants. The April 2026 Pre-Funded Warrants have an exercise price of $0.000025 per share, are immediately exercisable and may be exercised at any time and have no expiration date.

July 2026 Private Placement

On July 26, 2026, we entered into a securities purchase agreement (the “July 2026 Purchase Agreement”) with certain institutional and accredited investors, including funds affiliated with BVF, providing for the private placement (the “July 2026 Private Placement”) of an aggregate of 134,803,910 Ordinary Shares, or, in lieu thereof, pre-funded warrants to purchase Ordinary Shares (the “July 2026 Pre-Funded Warrants”), at a purchase price of $2.04 per Ordinary Share, for aggregate gross proceeds of approximately $275.0 million, before deducting placement agent fees and other related offering expenses. On July 28, 2026 (the “Closing Date”), we issued 122,961,215 Ordinary Shares and July 2026 Pre-Funded Warrants to purchase 11,842,695 Ordinary Shares. Net proceeds from the July 2026 Private Placement were approximately $260.9 million, after deducting placement agent fees of approximately $13.8 million and other offering expenses of approximately $0.3 million.

The July 2026 Pre-Funded Warrants have an exercise price of $0.000025 per Ordinary Share, are immediately exercisable, do not expire and are subject to customary beneficial ownership limitations and adjustments. We intend to use the net proceeds from the July 2026 Private Placement to support activities related to the initiation of our Phase 3 registrational program of EB613 in postmenopausal women with osteoporosis and for general working capital and corporate purposes.

Pursuant to the July 2026 Purchase Agreement, effective upon the closing of the July 2026 Private Placement, we also granted BVF certain rights to designate two nominees to the Company’s board of directors, subject to specified ownership thresholds and other conditions as set forth in the July 2026 Purchase Agreement.

As of September 30, 2026, we have received approximately $1.1 million of net proceeds from the exercise of outstanding 2023 Ordinary Share Warrants, including $0.5 million received during the three months ended September 30, 2026. If all remaining 2023 Ordinary Share Warrants and all 2026 Ordinary Share Warrants were exercised for cash, then the Company would receive additional proceeds of approximately $21.8 million. There can be no assurance that the holders will exercise any of such warrants.

Funding Requirements

Based on our current operating plan, we believe that our existing cash resources will be sufficient to fund our planned operations into 2030.

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

Cash Flows

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30, (unaudited)
	2026	2025
	(In thousands)
Net Cash used in operating activities	$(13,953)	(5,537)
Net Cash used in investing activities	(24)	(80)
Net Cash provided by financing activities	271,500	13,536
Effect of Exchange Rate change on cash and cash equivalents	16	29
Net increase in cash and cash equivalents, restricted cash and deposits	$257,539	$7,948

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $14.0 million, consisting primarily of our operating expenses of $15.4 million and an increase of $3.1 million in our net operating assets and liabilities, partially offset by approximately $3.1 million of share-based compensation and depreciation expenses and interest income of $1.4 million.

Net cash used in operating activities for the nine months ended September 30, 2025 was $5.5 million, consisting primarily of our operating loss of $8.5 million, which was partially offset by approximately $2.1 million of share-based compensation and depreciation expenses, a decrease of approximately $0.8 million in our net operating assets and liabilities and interest income of $0.1 million.

The change in cash used in operating activities for the nine months ended September 30, 2026 compared to the same period in 2025 was mainly attributed to an increase of $6.9 million in our operating loss and $3.9 million in our net operating assets, which was partially offset by an increase of $1.1 million in share-based compensation and depreciation expense and an increase of $1.3 million in interest income.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 consisted primarily of the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 consisted of net proceeds of $270.7 million from the issuance of securities in the April 2026 and July 2026 Private Placements, and $0.8 million from the issuance of Ordinary Shares upon the exercise of 2023 Ordinary Share Warrants and outstanding options.

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

Critical Accounting Policies and Estimates

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our consolidated financial statements and related notes included in the 2025 Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Other than as described below, there have been no changes to our critical accounting policies or their application since the date of the 2025 Annual Report.

Pre-Funded Warrants

During the nine months ended September 30, 2026, we issued pre-funded warrants in the April 2026 Private Placement and the July 2026 Private Placement. We evaluated these instruments under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity, and initially classified them as liabilities measured at fair value, with changes in fair value recognized in financial expenses (income), net. Because the exercise price of the pre-funded warrants is nominal, their fair value was determined based on the quoted closing price of our Ordinary Shares (Level 2). Proceeds and offering costs were allocated first to the pre-funded warrants based on their fair value, with the residual allocated to the equity-classified instruments. Upon the August 21, 2026 amendments, we reassessed the classification of the pre-funded warrants, remeasured them to fair value and reclassified them to equity. The determination of the classification of these instruments required significant judgment. See Note 3c to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, which we refer to as the Evaluation Date. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below in this Item 1A, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. of our 2025 Annual Report.

Security, political and economic instability in the Middle East may harm our business.

Our research facilities and certain officers of the Company are located in Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, Hamas (an Islamist militia and political group in the Gaza Strip), Hezbollah (an Islamist militia and political group in Lebanon), and Iran.

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

In early April 2026, a two-week ceasefire between the United States and Iran was agreed. On June 17, 2026, the United States and Iran signed a 14-point memorandum of understanding that formalized the ceasefire, ended the U.S. naval blockade of Iranian ports, provided for the reopening of the Strait of Hormuz and commenced a 60-day period to negotiate a final agreement. Those negotiations subsequently stalled and the ceasefire broke down. Beginning in late June 2026, Iran resumed attacks on commercial vessels transiting the Strait of Hormuz and on U.S. military facilities in Bahrain, Kuwait and Jordan, and the United States has resumed large-scale air strikes against Iranian military and maritime targets. In July 2026, Iran announced the closure of the Strait of Hormuz and the United States reinstated its naval blockade of Iranian ports. In August 2026, Iran and Oman entered advanced negotiations on a new shipping arrangement for the Strait of Hormuz; however, Iran has conditioned reopening the waterway on additional demands, including U.S. compensation and the cessation of hostilities, while the United States has similarly demanded compensation from Iran as a precondition for further talks. Since early September 2026, no major attacks on land-based targets have been reported; however, Iranian attacks on commercial shipping in and around the Strait of Hormuz intensified in October 2026. The U.S. naval blockade of Iranian ports remains in effect. As of the date of this Quarterly Report, those negotiations remain unresolved and the Strait of Hormuz remains effectively closed to normal commercial traffic. Although Israel has not participated in the current round of strikes on Iran, in June 2026 Iran launched ballistic missiles toward northern Israel and Israel conducted retaliatory strikes in Iran, and Israel’s Home Front Command has from time to time imposed restrictions on civilian activity. There can be no assurance that a ceasefire will be restored, and hostilities between the United States, Israel and Iran could resume or further escalate at any time.

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

While we have a few employees who are in active military service, the ongoing conflicts, the escalation of Hezbollah’s attacks on Northern Israel, and the direct offensives from Iran and its proxies have not, to date, materially impacted our business or operations. Furthermore, we do not expect any delays to any of our programs as a result of such conflicts. While research and some management are located in Israel, other activities including clinical, regulatory and our supply chain are not. However, we cannot currently predict the intensity or duration of Israel’s conflicts with Hamas, Hezbollah and Iran, and its proxies, nor can we predict how such conflicts will ultimately affect our business and operations or Israel’s economy in general.

Additionally, political uprisings, social unrest and violence in various other countries in the Middle East, including Israel’s neighboring countries Syria, Lebanon, Egypt and Jordan, are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for a broader regional armed conflict. Since February 2026, there has been a significant escalation in hostilities involving the U.S., Israel, Iran and several other countries in the Middle East, including direct military exchanges, which resumed in late June 2026 following the breakdown of the June 2026 ceasefire. In addition, the ceasefire framework in Gaza remains in place but implementation of its later phases has stalled following the proposal in August 2026 of a U.S.-brokered 15-point plan for the second phase of the ceasefire, which has not been accepted by all parties. Reported attacks on commercial vessels in the Red Sea and the Bab al-Mandeb strait have also resumed, resulting in casualties and in advisories to commercial shipping operating in the region. These developments have increased regional instability and may further escalate into more severe and prolonged hostilities, which could affect Israel and us.

In addition, Israel held general elections on October 27, 2026, and as of the date of this Quarterly Report, a new government has not yet been formed. Coalition formation may take several weeks and, if unsuccessful, may lead to additional elections. Any deterioration in Israel’s security, political or economic conditions, could adversely affect the Israeli economy.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. Although such hostilities did not have a material adverse impact on our business in the past, we cannot guarantee that hostilities will not be renewed and have such an effect in the future. These or other Israeli political or economic factors could harm our operations and product development. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. We could experience disruptions if acts associated with such conflicts result in any serious damage to our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Securities Purchase Agreement, dated as of July 26, 2026, by and between Entera Bio Ltd. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on July 28, 2026).
10.2*	Form of Pre-Funded Warrant
10.3	Registration Rights Agreement, dated as of July 28, 2026, by and among Entera Bio Ltd. and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on July 28, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENTERA BIO LTD.

Date: November 6, 2026	/s/ Miranda Toledano
Miranda Toledano
Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2026	/s/ Dana Yaacov-Garbeli
Dana Yaacov-Garbeli
Chief Financial Officer
(Principal Financial and Accounting Officer)